Form 10-Q
period 1995-03-31
MOBILE AMERICA CORP
filed 1995-05-16
CIK 67199

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1995                      Commission File No. 0-6764
                                 --------------------


                          MOBILE AMERICA CORPORATION
- - - - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Florida                                               59-1218935
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


100 Fortune Parkway, Jacksonville, Florida                     32256
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (904) 363-6339
                                                   -----------------------------


                                      N/A
- - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .    No      .
    -----        -----

                    (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 6,264,040 shares of common stock, par value $.025 per share, outstanding as of the close of business on May 10, 1995.

                                     PART I



                           MOBILE AMERICA CORPORATION

                                     INDEX



Financial Statements:                                                               Page
         Part I
         ------

         Consolidated Balance Sheet                                                  1

         Consolidated Statement of Operations                                        2

         Consolidated Statements of Cash Flows                                       3

         Consolidated Statement of Changes in
           Stockholders' Equity                                                      4

         Notes to Financial Statements                                               5-8

         Management's Discussion and Analysis
           of the Consolidated Statements of Income                                  9

         Exhibit 11 - Computations of Earnings Per Share                            10


         Part II
         -------

         Other Information, and Signatures                                          11

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      MARCH 31, 1995 AND DECEMBER 31, 1994

               ASSETS                        1995             1994
               ------                        ----             ----
Investments:
  Fixed maturities held to maturity      $ 71,712,310     $ 70,287,568
    at amortized cost (fair value
    $71,653,425 and $69,817,915)
  Equity Securities, at market              2,108,366        1,929,557
    (cost $2,171,597 and $2,087,656)
  Notes receivable less unearned                4,109            5,012
    discount of $312 and $379
  Short-term investments                   15,853,463       14,369,810
                                         ------------     ------------

           Total investments               89,678,248       86,591,947
                                         ------------     ------------

Cash                                        5,317,030        5,479,899
Receivables:
  Insurance premiums                        1,223,631          712,658
  Accrued investment income and other       1,513,754        1,460,572
  Reinsurance                              24,470,265       24,832,401
                                         ------------     ------------

        Total receivables                  27,207,650       27,005,631
                                         ------------     ------------

Income taxes:
  Currently receivable                           --            178,413
  Deferred                                    816,398          607,398
                                         ------------     ------------

        Total income taxes                    816,398          785,811
                                         ------------     ------------

Prepaid reinsurance premiums               21,631,039       22,412,328

Inventory of mobile homes                      39,545           39,545

Deferred policy acquisition costs          (3,993,696)      (3,774,978)

Property and Equipment:
  Land, at cost                               356,970          356,970
  Modular office equipment, at cost less
    accumulated depreciation of $315,157
    and $320,470                               12,221           12,883

  Equipment and leasehold improvements
    at cost less accumulated
    depreciation and amortization of
    $1,766,247 and $1,725,426                 821,015          727,104
                                         ------------     ------------

     Total property and equipment:          1,190,206        1,096,957
                                         ------------     ------------

Prepaid expenses and other assets                 352          100,693

Equity in Pools and Associations            4,077,462        4,077,462
                                         ------------     ------------

                                         $145,964,234     $143,815,295
                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY             1995            1994
- - - - ------------------------------------             ----            ----

Insurance loss reserves, including
  future policy benefits                     $ 41,777,875    $ 43,950,469
Unearned premiums                              33,745,825      34,639,680
Reinsurance funds held and
  balances payable                             27,993,969      29,061,872
Accrued expenses and other liabilities         15,014,311       9,351,078
Income taxes payable                              256,950            --
Unearned service fees                           1,283,841       1,197,905
                                             ------------    ------------


         Total liabilities                   $120,072,771    $118,201,004
                                             ------------    ------------


Stockholders' equity:
Common stock, $.025 par value per share
  Authorized - 18,000,000 shares
  Issued
    6,720,396 shares                              168,010         168,010



Preferred stock, $.10 par value per share
  Authorized - 500,000 shares
  Issued and outstanding - none                      --              --



Capital in excess of par value                  2,686,060       2,686,060




Net unrealized losses on equity securities        (63,231)       (158,099)


Treasury Stock at Cost, 456,356 and
  456,356 shares                                 (388,441)       (388,441)


Retained Earnings                              23,489,065      23,306,761
                                             ------------    ------------


Total stockholders' equity                     25,891,463      25,614,291
                                             ------------    ------------

                                             $145,964,234    $143,815,295
                                             ============    ============

See notes to consolidated financial statements

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                       UNAUDITED STATEMENT OF OPERATIONS
                     QUARTERS ENDED MARCH 31, 1995 AND 1994

                                                                 1995             1994
                                                                 ----             ----
Revenues:
         Insurance premiums earned (net of premiums
           ceded of $13,970,523 and $11,386,035)            $   7,209,877    $   9,045,937
         Investment income                                      1,224,635        1,119,115
         Equipment rentals                                         21,359           24,768
         Service fees earned                                      876,527           99,849
         Other                                                       --              1,707
         Sales of modular office equipment                          4,600           10,806
         Net realized gains on investments                         35,254          509,824
                                                            -------------    -------------

           Total revenues                                       9,372,252       10,812,006
                                                            -------------    -------------


Expenses:
         Losses and loss adjustment expenses (net of
                 reinsurance recoveries of $9,672,257 and
                 $7,320,157)                                    5,852,417        6,163,734
         Policy acquisition costs                                (521,036)          41,442
         Salaries and wages                                     1,359,120        1,238,590
General and administrative                                      1,161,521        1,092,048
         Cost of sales of modular office equipment                     44              284
                                                            -------------    -------------

                 Total expenses                                 7,852,066        8,536,098
                                                            -------------    -------------

Income before provision for income taxes                        1,520,186        2,275,908
Provision for income taxes:
         Current                                                  600,659          700,050
         Deferred                                                (209,000)         (31,000)
                                                            -------------    -------------

                 Total provision for income taxes                 391,659          669,050
                                                            -------------    -------------


                 Net income                                 $   1,128,527    $   1,606,858
                                                            =============    =============

Earnings per share:

                 Net income                                 $         .18    $         .26
                                                            =============    =============



Weighted average number of common stock and
         common stock equivalents                               6,264,040        6,269,040
                                                            =============    =============


See accompanying notes to financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 1995 AND 1994

                                                                                 1995              1994
                                                                                 ----              ----
Cash Flows from Operating Activities:
         Net Income                                                         $  1,128,527       $  1,606,858
         Adjustments to reconcile net income to
           net cash provided by operating activities:
                 Provisions for depreciation                                      54,783             75,227
                 (Gain) loss on sale of investments                              (35,254)          (509,824)
                 (Increase) decrease in insurance premiums receivable           (510,973)           176,047
                 (Increase) in accrued investment income and other               (53,182)          (282,029)
                 (Increase) decrease in deferred policy acquisition costs        218,718           (464,158)
                 (Increase) decrease in prepaid expenses and other assets        100,341              1,006
                 Increase (decrease) in insurance loss reserves               (2,172,594)        (5,606,037)
                 Increase (decrease) in unearned premiums                       (893,855)        (5,071,026)
                 Increase (decrease) in reinsurance funds held and
                   balances payable                                           (1,067,903)        (4,454,222)
                 Increase (decrease) in accrued expenses
                   and other liabilities                                       5,663,233          4,677,639
                 Increase (decrease) in current income taxes                     435,363          1,686,157
                 Increase (decrease) in deferred income taxes                   (209,000)           (31,000)
                 (Increase) decrease in reinsurance premiums receivable          362,136          3,725,285
                 (Increase) decrease in prepaid reinsurance premiums             781,289          3,342,329
                 Increase in unearned service fees                                85,936               --
                                                                            ------------       ------------

                           Net cash provided by operating activities           3,887,565         (1,127,748)
                                                                            ------------       ------------

Cash Flows from Investing Activities:
         Net change in short term investments                                 (1,483,653)         2,689,381
         Purchase of equity securities                                          (660,845)          (365,476)
         Sale of equity securities                                               605,675            848,358
         Purchase of modular offices, equipment
           and leasehold improvements                                            148,032             10,075
         Purchase of fixed maturities                                         (5,738,229)        (8,479,096)
         Sales of fixed maturities                                             4,023,906          6,786,291
         Notes receivable                                                            903                551
                                                                            ------------       ------------

                           Net cash used in investing activities              (3,104,211)         1,490,084
                                                                            ------------       ------------

Cash Flows from Financing Activities:
         Dividends paid to shareholders                                         (946,223)        (1,304,142)
                                                                            ------------       ------------

                           Net cash used in financing activities                (946,223)        (1,304,142)
                                                                            ------------       ------------

Net increase (decrease) in cash                                                 (162,869)          (941,806)

Cash, beginning year                                                           5,479,899          4,662,848
                                                                            ------------       ------------

Cash, end of period                                                         $  5,317,030       $  3,721,042
                                                                            ============       ============

           See notes to consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     QUARTERS ENDED MARCH 31, 1995 AND 1994


                                                       1995            1994
                                                   ------------    ------------
Common Stock:

  No change during period                          $    168,010    $    168,010
                                                   ------------    ------------

Preferred Stock:

  No change during period                                  --              --
                                                   ------------    ------------

Capital in excess of par value:

  No change during period                             2,686,060       2,686,060
                                                   ------------    ------------



Net unrealized investment (losses) gains                (63,231)        118,404
Deferred taxes on unrealized gains                         --           (40,000)
                                                   ------------    ------------

Balance at end of period                                (63,231)         78,404
                                                   ------------    ------------

Treasury Stock                                         (388,441)       (336,566)
                                                   ------------    ------------


Retained earnings:

  Balance at beginning of period                     23,306,761      20,562,457
  Net income                                          1,128,527       1,606,858
  Cash Dividends $.18 and $.21 per share               (946,223)     (1,304,142)
                                                   ------------    ------------
  Balance at end of period                           23,489,065      20,865,173
                                                   ------------    ------------

  Total stockholders' equity at end of period      $ 25,891,463    $ 23,461,081
                                                   ============    ============





            See accompanying notes to financial statements.

                           MOBILE AMERICA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                     QUARTERS ENDED MARCH 31, 1995 AND 1994

Note 1

         In the opinion of the Registrant, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal occurring accruals) necessary to present fairly its financial position as of March 31, 1995, and the results of its operations and statement of cash flow for the three months ended March 31, 1995.

Note 2

         The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the full year.

Note 3 - Summary of Significant Accounting Policies

(a)      Basis of Financial Statement Presentation

         The consolidated financial statements have been prepared on the basis of generally accepted accounting principles which vary from statutory reporting practices prescribed or permitted for insurance companies by regulatory authorities.

(b)      Principles of Consolidation

         The accompanying consolidated financial statements include Mobile America Corporation (the Company) and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

(c)      Basis of Inventory Valuation

         Inventories are valued at the lower of cost or market, with cost being determined primarily under the specific identification method.

(d)      Investments

         The portfolio of marketable equity securities available for sale is carried at fair value. Fixed maturity investments are all classified as held to maturity and are recorded at amortized cost. The cost of securities sold is based upon the specific identification method and any gains or losses are reflected in earnings.

(e)      Deferred Policy Acquisition Costs

         The costs associated with acquiring new insurance contracts have been deferred. Such costs are being amortized over the premium paying period or in proportion to premiums earned on those contracts.

(f)      Depreciation and Amortization

         Depreciation and amortization of properties, equipment and leasehold improvements are calculated principally under the straight-line method based on the estimated useful life of the asset for financial reporting purposes.

         Maintenance and repairs are charged to expenses as incurred; additions and major betterments are capitalized and depreciated. At the time of retirement or other disposition of property, equipment or leasehold improvements, the accounts are relieved of the cost and the related accumulated depreciation and any gains or losses are reflected in income.

(g)      Insurance Contracts

         The insurance contracts accounted for in these financial statements include both short-duration contracts and long-duration contracts. Short-duration contracts provide insurance protection for a fixed period of short duration and enable the insurer to cancel the contract or to adjust the provisions at the end of any contract period. Most property-liability insurance contracts and certain term life insurance contracts, such as credit life insurance, are short-duration contracts. Long-duration contracts generally are not subject to unilateral changes in their provisions and require the performance of various functions and services, including insurance protection, for an extended period. Long-duration contracts include whole-life contracts and guaranteed renewable term life contracts. Accident and health insurance contracts may be short-duration or long-duration depending on whether the contracts are expected to remain in force for an extended period. The Company has not issued any participating policies.

(h)      Insurance Loss Reserves

         The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, terminations, morbidity, and other assumptions which were appropriate at the time the contracts were issued. Such estimates were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at March 31, 1995.

         The liabilities for unpaid claims of short-duration contracts and related adjustment expenses are determined using case basis evaluations and statistical analysis and represent estimates of the ultimate net cost of all reported and unreported claims relating to insured events which are unpaid at year-end. The liabilities include estimates of future trends in claims severity and frequency and other factors which could vary as the claims are ultimately settled. Although such estimates may vary, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed, and as adjustments to these liabilities become necessary, they are reflected in current operations.

(i)      Recognition of Premium Revenues and Costs

         Premiums for long-duration contracts are recognized as revenues when due from the policyholders. A liability for the expected costs relating to such long-duration contracts is accrued over the current and expected renewal periods.

         Premiums for short-duration contracts are recognized as revenues over the period of the contract in proportion to the amount and duration of insurance protection provided.

(j)      Commitments and Contingencies

         The Internal Revenue Service is currently examining the Company's 1992 federal income tax return. To date, no final examination adjustments have been proposed by the IRS. A preliminary adjustment is being evaluated for which management and independent tax counsel believe the Company has a justified position with respect to its original filing. Accordingly, no accrual has been recorded for this preliminary adjustment.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         Total consolidated revenues decreased by 13% to $9,372,252 in the first quarter of 1995 from $10,812,006 for the first quarter of 1994.


         Insurance premiums earned decreased by 20% from the first quarter of 1994 due to a higher cession of direct earned premium to reinsurers. Direct premium earned grew in the first quarter of 1995 to $21,180,400 from $20,431,972 in the first quarter of 1994. This 3.7% increase resulted from rate increases on private passenger automobile lines offsetting reduced earned premium on personal property lines. Investment income rose by 9% in the first quarter of 1995 compared with the first quarter of 1994, while net realized gains on the sale of investments decreased to $35,254 from $509,824 in the first quarter of 1994. The growth in investment income is due to both a higher level of invested funds in 1995 as well as higher yields available for the investment portfolio. Service fees earned grew to $876,527 in the first quarter of 1995 from $99,849 in the first quarter of 1994 due to a strong volume of policies administered for the state of Florida's joint underwriting associations as well as growth of the company's premium finance business unit.

         Consolidated expenses decreased by 8% to $7,852,066 from $8,536,098 in the first quarter of 1994. This drop is due to a higher percentage cession of private passenger automobile insurance resulting in both lower net losses and loss adjustment expenses as well as higher commissions received from reinsurers in return for the cession of premium to them. Reinsurance commissions earned exceeded commissions paid to writing agents in the first quarter of 1995, resulting in a negative policy acquisition costs result of $521,035 for the quarter.

         Cash dividends and any capital expenditure requirements continue to be provided by funds generated from operations. The company continues to exhibit strong liquidity. The company's investment policy continues to emphasize high quality securities matched closely with the company's short liability duration.

                                    Part II

                               OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.
                  27.  Financial Data Schedule (for SEC use only)

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended March 31, 1995.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             MOBILE AMERICA CORPORATION
                                             --------------------------
                                                    Registrant


May 11, 1995                                 By/s/ Joseph M. Bost
- - - - ------------                                 --------------------------
   Date                                      Joseph M. Bost
                                             Chief Financial Officer

                                             By/s/ Thomas L. Stinson
                                             --------------------------
                                             Thomas L. Stinson
                                             Vice President Financial Reporting