Form 10-Q
period 1995-06-30
MOBILE AMERICA CORP
filed 1995-08-14
CIK 67199

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934



For Quarter Ended June 30, 1995                   Commission File No. 0-6764
                               -------------------



                           MOBILE AMERICA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



        Florida                                            59-1218935
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


    100 Fortune Parkway, Jacksonville, Florida            32256
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (904) 363-6339
                                                   -----------------------------




                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  .   No     .
    -----      -----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 6,264,040 shares of common stock, par value $.025 per share, outstanding as of the close of business on June 30, 1995.

                                    PART I



                          MOBILE AMERICA CORPORATION

                                    INDEX



Financial Statements:                                                      Page
     Part I
     ------

     Consolidated Balance Sheet                                             1

     Consolidated Statement of Operations                                   2

     Consolidated Statements of Cash Flows                                  3

     Consolidated Statement of Changes in
        Stockholders' Equity                                                4

     Notes to Financial Statements                                          5-8

     Management's Discussion and Analysis
        of the Consolidated Statements of Income                            9

     Exhibit 11 - Computations of Earnings Per Share                        10


     Part II
     -------

     Other Information, and Signatures                                      11


                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      June 30, 1995 AND DECEMBER 31, 1994

                 ASSETS                        1995            1994
                 ------                        ----            ----
Investments:
  Fixed maturities held to maturity        $ 73,852,325     $ 70,287,568
    at amortized cost (fair value
    $74,160,103 and $69,817,915)
  Equity Securities, at market                2,871,100        1,929,557
    (cost $2,801,720 and $2,087,656)
  Notes receivable less unearned                  3,684            5,012
    discount of $312 and $379
  Short-term investments                     16,477,345       14,369,810
                                           ------------     ------------

              Total investments              93,204,454       86,591,947
                                           ------------     ------------


Cash                                          4,025,123        5,479,899
Receivables:
  Insurance premiums                          3,781,758          712,658
  Accrued investment income and other         2,552,485        1,460,572
  Reinsurance                                24,842,031       24,832,401
                                           ------------     ------------

        Total receivables                    31,176,274       27,005,631
                                           ------------     ------------

Income taxes:
  Currently receivable                       (1,460,631)         178,413
  Deferred                                      641,398          607,398
                                           ------------     ------------

        Total income taxes                     (819,233)         785,811
                                           ------------     ------------

Prepaid reinsurance premiums                 21,715,732       22,412,328

Inventory of mobile homes                        39,545           39,545

Deferred policy acquisition costs            (3,845,648)      (3,774,978)

Property and Equipment:
  Land, at cost                                 356,970          356,970
  Modular office equipment, at cost less
    accumulated depreciation of $308,090
    and $320,470                                 11,602           12,883

  Equipment and leasehold improvements
    at cost less accumulated
    depreciation and amortization of
    $1,821,280 and $1,725,426                   783,963          727,104
                                           ------------     ------------

     Total property and equipment:            1,152,535        1,096,957
                                           ------------     ------------


Prepaid expenses and other assets                  -             100,693

Equity in Pools and Associations              4,077,462        4,077,462
                                           ------------     ------------

                                           $150,726,244     $143,815,295
                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY                   1995         1994
------------------------------------                   ----         ----

Insurance loss reserves, including
  future policy benefits                           $ 41,818,900 $ 43,950,469
Unearned premiums                                    36,308,028   34,639,680
Reinsurance funds held and
  balances payable                                   27,846,645   29,061,872
Accrued expenses and other liabilities               15,146,142    9,351,078
Income taxes payable                                       -            -
Unearned service fees                                 1,793,020    1,197,905
                                                   ------------ ------------



         Total liabilities                         $122,912,735 $118,201,004
                                                   ------------ ------------


Stockholders' equity:
Common stock, $.025 par value per share
  Authorized - 18,000,000 shares
  Issued
    6,720,396 shares                                    168,010      168,010






Preferred stock, $.10 par value per share
  Authorized - 500,000 shares
  Issued and outstanding - none                            -            -



Capital in excess of par value                        2,686,060    2,686,060






Net unrealized losses on equity securities               69,380     (158,099)


Treasury Stock at Cost, 456,356 and
  456,356 shares                                       (388,441)    (388,441)



Retained Earnings                                    25,278,500   23,306,761
                                                   ------------ ------------

Total stockholders' equity                           27,813,509   25,614,291
                                                   ------------ ------------

                                                   $150,726,244 $143,815,295
                                                   ============ ============

See notes to consolidated financial statements

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                       UNAUDITED STATEMENT OF OPERATIONS
QUARTERS ENDED JUNE 30, 1995 AND 1994, SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                                           Six Months Ended
                                             Quarters Ended June 30,                           June 30,
                                           --------------------------                  ------------------------
                                              1995             1994                      1995             1994
                                              ----             ----                      ----             ----
Revenues:
   Insurance premiums earned
     (net of premiums ceded of
     $14,906,650, $11,795,895,
     $28,877,173 and $23,181,930)          $ 6,986,398      $ 9,951,653              $14,196,275       $18,997,590
   Investment income                         1,340,321        1,046,774                2,564,956         2,165,889
   Equipment rentals                            18,179           17,163                   39,538            41,931
   Service fees earned                       2,397,195        1,115,850                4,132,062         1,794,143
   Other                                        26,817            8,350                   26,817            10,057
   Sales of modular office equipment             4,000           19,003                    8,600            29,809
   Net realized gains on investments            69,299          313,272                  104,553           823,096
                                           -----------      -----------              -----------       -----------

         Total revenues                     10,842,209       12,472,065               21,072,801        23,862,515
                                           -----------      -----------              -----------       -----------

Expenses:
   Losses and loss adjustment
     expenses (net of reinsurance
     recoveries of $10,236,917,
     $9,608,102, $19,909,174
     and $16,928,259)                        6,374,375        6,539,360               12,226,792        12,703,095
   Policy acquisition costs                 (1,095,173)       1,286,571                 (757,869)        1,906,457
   Salaries and wages                        1,228,736        1,034,782                2,587,856         2,273,372
   General and administrative                1,490,392        1,081,609                2,651,913         2,173,656
   Cost of sales of modular office
     equipment                                    -               1,312                       44             1,596
                                           -----------      -----------              -----------       -----------

         Total expenses                      7,998,330        9,943,634               16,708,736        19,058,176
                                           -----------      -----------              -----------       -----------

Income before provision for
  income taxes                               2,843,879        2,528,431                4,364,065         4,804,339
Provision for income taxes:
   Current                                     879,444        1,042,950                1,480,103         1,743,000
   Deferred                                    175,000         (132,000)                 (34,000)         (163,000)
                                           -----------      -----------              -----------       -----------

         Total provision for
           income taxes                      1,054,444          910,950                1,446,103         1,580,000
                                           -----------      -----------              -----------       -----------

Net income                                 $ 1,789,435      $ 1,617,481              $ 2,917,962       $ 3,224,339
                                           ===========      ===========              ===========       ===========

Earnings per share:

         Net income                        $       .29      $       .26              $       .47       $       .51
                                           ===========      ===========              ===========       ===========

Weighted average number of
   common stock and common stock
     equivalents                             6,264,040        6,264,040                6,264,040         6,264,040
                                           ===========      ===========              ===========       ===========

         See accompanying notes to financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                      UNAUDITED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                                       1995              1994
                                                                       ----              ----
Cash Flows from Operating Activities:
  Net Income                                                       $  2,917,962       $  3,224,339
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provisions for depreciation                                        109,814            150,943
     (Gain) loss on sale of investments                                (104,553)          (823,096)
     (Increase) decrease in insurance premiums receivable            (3,069,100)           120,469
     (Increase) in accrued investment income and other               (1,091,913)          (418,288)
     (Increase) decrease in deferred policy acquisition costs            70,670            (91,872)
     (Increase) decrease in prepaid expenses and other assets           100,693                895
     Increase (decrease) in insurance loss reserves                   2,131,569         (3,728,980)
     Increase in unearned premiums                                    2,263,463            158,149
     Increase (decrease) in reinsurance funds held
       and balances payable                                          (1,215,227)        (1,810,328)
     Increase (decrease) in accrued expenses
       and other liabilities                                          5,795,064          1,047,918
     Increase (decrease) in current income taxes                      1,639,044          2,260,527
     Increase (decrease) in deferred income taxes                       (34,000)          (163,000)
     (Increase) decrease in reinsurance premiums receivable              (9,630)         3,262,814
     (Increase) decreases in prepaid reinsurance premiums               696,596         (2,378,469)
                                                                   ------------       ------------

                 Net cash provided by operating activities           10,200,452            812,021
                                                                   ------------       ------------

Cash Flows from Investing Activities:
   Net change in short term investments                              (2,107,535)           (12,205)
   Purchase of equity securities                                     (2,087,390)        (1,310,867)
   Sale of equity securities                                          1,082,553          2,781,677
   Purchase of modular offices, equipment
     and leasehold improvements                                         158,326           (119,253)
   Purchase of fixed maturities                                     (11,628,022)       (12,006,169)
   Sales of fixed maturities                                          6,781,287         10,521,827
   Notes receivable                                                       1,328              2,590
                                                                   ------------       ------------

                Net cash used in investing activities                (7,799,453)          (142,400)
                                                                   ------------       ------------

Cash Flows from Financing Activities:
   Purchase of Treasury Stock                                                              (51,875)
   Dividends paid to shareholders                                      (946,223)        (1,304,142)
                                                                   ------------       ------------

                 Net cash used in financing activities                 (946,223)        (1,356,017)
                                                                   ------------       ------------

Net increase (decrease) in cash                                      (1,454,776)          (686,396)

Cash, beginning year                                                  5,479,899          4,662,848
                                                                   ------------       ------------

Cash, end of period                                                $  4,025,123       $  3,976,452
                                                                   ============       ============

           See notes to consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                    SIX MONTHS ENDED JUNE 30, 1995 AND 1994


                                                               1995                 1994
                                                            -----------          -----------
Common Stock:

  No change during period                                   $   168,010          $   168,010
                                                            -----------          -----------

Preferred Stock:

  No change during period                                         -                    -
                                                            -----------          -----------

Capital in excess of par value:

  No change during period                                     2,686,060            2,686,060
                                                            -----------          -----------



Net unrealized investment gains (losses)                         69,380             (201,783)
                                                            -----------          -----------


Treasury Stock                                                 (388,441)            (388,441)
                                                            -----------          -----------


Retained earnings:

  Balance at beginning of period                             23,306,761           20,562,457
  Net income                                                  2,917,962            3,224,339
  Cash Dividends $.18 and $.21 per share                       (946,223)          (1,304,142)
                                                            -----------          -----------
  Balance at end of period                                   25,278,500           22,482,654
                                                            -----------          -----------

  Total stockholders' equity at end of period               $27,813,509          $24,746,500
                                                            ===========          ===========

                 See accompanying notes to financial statements.

                           MOBILE AMERICA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

                     QUARTERS ENDED JUNE 30, 1995 AND 1994

Note 1

         In the opinion of the Registrant, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal occurring accruals) necessary to present fairly its financial position as of June 30, 1995, and the results of its operations and statement of cash flow for the six months ended June 30, 1995.

Note 2

         The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

(g)      Insurance Contracts

         The insurance contracts accounted for in these financial statements include both short-duration contracts and long-duration contracts. Short-duration contracts provide insurance protection for a fixed period of short duration and enable the insurer to cancel the contract or to adjust the provisions at the end of any contract period. Most property- liability insurance contracts and certain term life insurance contracts,
such as credit life insurance, are short-duration contracts.   Long-duration
contracts generally are not subject to unilateral changes in their provisions and require the performance of various functions and services, including insurance protection, for an extended period. Long-duration contracts include whole-life contracts and guaranteed renewable term life contracts. Accident and health insurance contracts may be short-duration or long-duration depending on whether the contracts are expected to remain in force for an extended period. The Company has not issued any participating policies.

(h)      Insurance Loss Reserves

         The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, terminations, morbidity, and other assumptions which were appropriate at the time the contracts were issued. Such estimates were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at June 30, 1995.

         The liabilities for unpaid claims of short-duration contracts and related adjustment expenses are determined using case basis evaluations and statistical analysis and represent estimates of the ultimate net cost of all reported and unreported claims relating to insured events which are unpaid at the statement date. The liabilities include estimates of future trends in claims severity and frequency and other factors which could vary as the claims are ultimately settled. Although such estimates may vary, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed, and as adjustments to these liabilities become necessary, they are reflected in current operations.

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

(j)      Commitments and Contingencies

         The IRS recently concluded its examination of the company's 1993 tax return. The result of this examination was an adjustment in the timing of revenue recognition for that year. Accordingly, while revenue was under reported in 1992, this effect has reversed in subsequent periods. The net impact on the Company's financial statement was deemed to be immaterial.

Note 4

         Service fees earned of $2,397,195 in the second quarter of 1995 and $4,132,064 in the first six months of 1995 as well as $1,115,850 in the second quarter of 1994 and $1,794,143 in the first six months of 1994 reflect a reclassification of fees earned by the company's managing general agency for the servicing of insurance policies. In prior periods those amounts were reported as a reduction to policy acquisition costs.

         The amounts reclassified from policy acquisition costs to service fees earned are as follows:

                     Quarter Ended June 30,                           Six Months Ended June 30,
                     1994             1995                              1994             1995
                 -----------      -----------                       -----------      -----------
                 $   717,656      $ 1,315,458                       $ 1,296,100      $ 2,173,798

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

         Total consolidated revenues decreased by 12% from $23,862,515 for the first six months of 1994 to $21,072,801 for the first six months of 1995. Correspondingly, total consolidated expenses decreased 12% from $19,058,176 for the first six months of 1994 to $16,708,736 for the first six months of 1995.

         While insurance premiums earned declined 25% from $18,997,590 in the first six months of 1994 to $14,196,275 for the first six months of 1995, principally due to the classification of certain premiums as fees, service fees earned increased over 700% from $1,794,143 during the first six months of 1994 to $4,132,062 during the first six months of 1995. The service fee growth is due to a strong volume of policies administered for the State of Florida's joint underwriting associations as well as growth of the company's premium finance business unit. Investment income increased from $2,165,889 for the first six months of 1994 to $2,564,956 during the first six months of 1995, an increase of 18%. The increase in investment income was offset by a decline in net realized capital gains from $823,096 in the first six months of 1994 to $104,553 during the first six months of 1995.


         Loss and loss adjustment expenses as a percentage of earned premium increased from 67% for the first six months of 1994 to 86% for the first six months of 1995. This is the result of the company's continuing efforts to strengthen reserves in the private passenger personal injury protection line of business. Salaries and wages and general and administrative expenses increased from $4,447,028 during the first six months of 1994 to $5,239,769 during the first six months of 1995.


Financial Condition

         Cash dividend and any capital expenditure requirements continue to be provided by funds generated from operations. Liquidity remains substantial as emphasis continues to be placed on investment portfolio strength and flexibility so as to take advantage of investment yield opportunities as well as the timely payment of claims.

                                    Part II

                               OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.

                  27.  Financial Data Schedule (for SEC use only)

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended June 30, 1995.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        MOBILE AMERICA CORPORATION
                                        --------------------------
                                               Registrant


August 14, 1995                         By/s/ Joseph M. Bost
---------------                         --------------------------
      Date                              Joseph M. Bost
                                        Chief Financial Officer



                                        By/s/ Thomas L. Stinson
                                        -----------------------
                                        Thomas L. Stinson
                                        Vice President