Form 10-Q
period 1995-09-30
MOBILE AMERICA CORP
filed 1995-11-14
CIK 67199

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1995_______________Commission File No. 0-6764



                          MOBILE AMERICA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



           Florida                                       59-1218935
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


100 Fortune Parkway, Jacksonville, Florida                    32256
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code         (904) 363-6339
                                                  ------------------------------


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

Yes  X   .    No      .
   ------       ------

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 6,260,040 shares of common stock, par value $.025 per share, outstanding as of the close of business on November 9, 1995.

                                     PART I



                           MOBILE AMERICA CORPORATION

                                     INDEX



Financial Statements:                                                      Page

     Part I
     ------

     Consolidated Balance Sheets                                             1

     Consolidated Statements of Operations                                   2

     Consolidated Statements of Cash Flows                                   3

     Consolidated Statements of Changes in
        Stockholders' Equity                                                 4

     Notes to Financial Statements                                          5-8

     Management's Discussion and Analysis
        of Results of Operations and Financial Condition                     9


     Part II
     -------

     Other Information, and Signatures                                      10

     Exhibit 11 - Computations of Earnings Per Share                        11


                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                    September 30, 1995 AND DECEMBER 31, 1994


ASSETS                                      1995          1994     LIABILITIES AND STOCKHOLDERS' EQUITY      1995         1994
------                                      ----          ----     ------------------------------------      ----         ----
Investments:
  Fixed maturities held to maturity     $ 72,226,037 $ 70,287,568  Insurance loss reserves, including
    at amortized cost (fair value                                    future policy benefits              $ 41,638,656 $ 43,950,469
    $72,296,195 and $69,817,915)                                   Unearned premiums                       36,850,201   34,639,680
  Equity Securities, at market             2,296,907    1,929,557  Reinsurance funds held and
    (cost $2,470,997 and $2,087,656)                                 balances payable                      27,509,970   29,061,872
  Notes receivable less unearned               3,139        5,012  Accrued expenses and other liabilities  12,179,913    9,351,078
    discount of $173 and $379                                      Income taxes payable                     2,427,026         -
  Short-term investments                  14,956,070   14,369,810  Unearned service fees                    1,954,465    1,197,905
                                        ------------ ------------                                        ------------ ------------

              Total investments           89,482,153   86,591,947          Total liabilities             $122,560,231 $118,201,004
                                        ------------ ------------                                        ------------ ------------


Cash                                       5,970,167    5,479,899
Receivables:                                                       Stockholders' equity:
  Insurance premiums                       4,389,622      712,658  Common stock, $.025 par value per share
  Accrued investment income and other      1,784,250    1,460,572    Authorized - 18,000,000 shares
  Reinsurance                             25,355,767   24,832,401      Issued
                                        ------------ ------------
        Total receivables                 31,529,639   27,005,631      6,720,396 shares                       168,010      168,010
                                        ------------ ------------

Income taxes:
  Currently receivable                          -         178,413
  Deferred                                   755,892      607,398  Preferred stock, $.10 par value per share
                                        ------------ ------------
        Total income taxes                   755,892      785,811    Authorized - 500,000 shares
                                        ------------ ------------    Issued and outstanding - none               -            -
Prepaid reinsurance premiums              22,593,506   22,412,328

Inventory of mobile homes                     39,545       39,545
                                                                   Capital in excess of par value           2,686,060    2,686,060
Deferred policy acquisition costs         (3,929,267)  (3,774,978)

Property and Equipment:
  Land, at cost                              356,970      356,970
  Modular office equipment, at cost less
    accumulated depreciation of $308,090
    and $320,470                              11,602       12,883
                                                                   Net unrealized losses on equity
                                                                     securities                              (174,090)    (158,099)
  Equipment and leasehold improvements
    at cost less accumulated
    depreciation and amortization of                               Treasury Stock at Cost, 460,356 and
    $1,821,280 and $1,725,426                783,963      727,104    456,356 shares                          (420,944)    (388,441)
                                        ------------ ------------

     Total property and equipment:         1,107,679    1,096,957
                                        ------------ ------------
                                                                   Retained Earnings                       26,807,509   23,306,761
                                                                                                         ------------ ------------
Prepaid expenses and other assets               -         100,693

Equity in Pools and Associations           4,077,462    4,077,462  Total stockholders' equity              29,066,545   25,614,291
                                        ------------ ------------                                        ------------ ------------

                                        $151,626,776 $143,815,295                                        $151,626,776 $143,815,295
                                        ============ ============                                        ============ ============



See notes to consolidated financial statements

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF OPERATIONS
  QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994, NINE MONTHS ENDED SEPTEMBER 30,
                                 1995 AND 1994

                                                                                  Nine Months Ended
                                           Quarters Ended September 30,              September 30 ,
                                           -----------------------------        ----------------------
                                               1995           1994              1995              1994
                                               ----           ----              ----              ----
Revenues:
   Insurance premiums earned
     (net of premiums ceded of
     $13,188,504, $12,787,538
     $42,065,677 and $35,969,468)          $ 10,274,025     $ 7,562,217      $24,470,300      $26,559,807
   Service fees earned                        3,095,254         851,595        7,227,316        2,510,678
   Investment income                          1,381,763         773,674        3,946,719        2,939,563
   Equipment rentals                             20,965          19,462           60,503           61,393
   Other                                         40,886         140,021           67,703          150,078
   Sales of modular office equipment              2,650           8,334           11,250           38,143
   Net realized gains (losses)
       on investments                            93,803         (41,259)         198,356          781,837
                                            -----------     -----------      -----------      -----------
         Total revenues                      14,909,346       9,314,044      $35,982,147      $33,041,499
                                            -----------     -----------      -----------      -----------

Expenses:
   Losses and loss adjustment
     expenses (net of reinsurance
     recoveries of $11,286,936,
     $8,711,722, $31,196,110
     and $25,639,981)                         9,414,111       6,220,555       21,640,903       18,923,650
   Policy acquisition costs                   1,918,379       1,935,980        1,160,510        3,707,377
   Salaries and wages                         1,426,680       1,117,576        4,014,536        3,390,948
   General and administrative                   674,232         542,697        3,326,145        2,716,353
   Cost of sales of modular office
     equipment                                     -              6,000               44            7,596
                                            -----------     -----------        ---------        ---------

         Total expenses                      13,433,402       9,822,808       30,142,138       28,745,924
                                            -----------     -----------      -----------       ----------

Income (loss) before provision for
  income taxes                                1,475,944        (508,764)       5,840,009        4,295,575
Provision for income taxes:
   Current                                       61,429        (913,482)       1,541,532          829,518
   Deferred                                    (114,494)        300,000         (148,494)         137,000
                                            -----------     -----------      -----------      -----------
         Total provision for
           income taxes                         (53,065)       (613,482)       1,393,038          966,518
                                            -----------     -----------      -----------      -----------

Net income                                  $ 1,529,009     $   104,718      $ 4,446,971      $ 3,329,057
                                            ===========     ===========      ===========      ===========

Earnings per share:

         Net income                         $       .24     $       .02      $       .71      $       .53
                                            ===========     ===========      ===========      ===========

Weighted average number of
   common stock and common stock
     equivalents                              6,260,040       6,264,040        6,260,040        6,264,040
                                            ===========     ===========      ===========      ===========

   See accompanying notes to financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

                                                                                         1995             1994
                                                                                         ----             ----
Cash Flows from Operating Activities:
  Net Income                                                                         $ 4,446,971      $ 3,329,057
  Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provisions for depreciation                                                         516,922          219,195
     (Gain) loss on sale of investments                                                 (198,356)        (781,837)
     (Increase) decrease in insurance premiums receivable                             (3,676,964)          36,036
     (Increase) decrease in accrued investment income
       and other receivables                                                            (323,678)         118,723
     (Increase) decrease in deferred policy acquisition costs                            154,289        1,075,422
     (Increase) decrease in prepaid expenses and other assets                            100,693              416
     Increase (decrease) in insurance loss reserves                                   (2,311,813)      (2,172,011)
     Increase (decrease) in unearned premiums                                          2,210,521         (863,863)
     Increase (decrease) in reinsurance funds held and
       balances payable                                                               (1,551,902)         787,369
     Increase (decrease) in accrued expenses
       and other liabilities                                                           2,828,835          123,935
     Increase (decrease) in current income taxes payable                               2,605,439          847,857
     Increase (decrease) in deferred income taxes payable                               (148,494)         137,000
     (Increase) decrease in prepaid reinsurance premiums                                (181,178)      (2,464,038)
     (Increase) decrease in reinsurance receivable                                      (523,366)         695,858
     Increase in unearned service fees                                                   756,560          708,413
                                                                                      ----------       ----------

                 Net cash provided by operating activities                             4,704,479        1,797,532
                                                                                      ----------       ----------

Cash Flows from Investing Activities:
   Net change in short term investments                                                 (586,260)      (1,626,512)
   Purchase of equity securities                                                      (2,073,775)      (1,704,982)
   Sale of equity securities                                                           1,852,021        2,898,997
   Purchase of modular offices, equipment
     and leasehold improvements                                                          158,326         (181,427)
   Purchase of fixed maturities                                                      (18,114,533)     (21,621,046)
   Sales and maturities of fixed maturities                                           15,526,863       20,669,394
   Notes receivable                                                                        1,873            4,286
                                                                                     -----------      -----------

                Net cash used in investing activities                                 (3,235,485)      (1,561,290)
                                                                                     -----------      -----------

Cash Flows from Financing Activities:
   Purchase of treasury stock                                                            (32,503)         (51,875)
   Dividends paid to shareholders                                                       (946,223)      (1,304,142)
                                                                                     -----------      -----------

                 Net cash used in financing activities                                  (978,726)      (1,356,017)
                                                                                     -----------      -----------

Net increase (decrease) in cash                                                          490,268       (1,119,775)

Cash, beginning year                                                                   5,479,899        4,662,848
                                                                                     -----------      -----------

Cash, end of period                                                                  $ 5,970,167      $ 3,543,073
                                                                                     ===========      ===========

           See notes to consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                                      1995            1994
                                                   -----------     -----------
Common Stock:

  No change during period                          $   168,010      $   168,010
                                                   -----------      -----------
Preferred Stock:

  No change during period                                -                -
                                                   -----------      -----------
Capital in excess of par value:

  No change during period                            2,686,060        2,686,060
                                                   -----------      -----------

Net unrealized investment gains (losses)              (174,090)        (168,254)
                                                   -----------      -----------

Treasury Stock                                        (420,944)        (388,441)
                                                   -----------      -----------

Retained earnings:

  Balance at beginning of period                    23,306,761       20,562,457
  Net income                                         4,446,971        3,329,057
  Cash Dividends $.21 and $.435 per share             (946,223)      (1,304,142)
                                                   -----------      -----------
  Balance at end of period                          26,807,509       22,587,372
                                                   -----------      -----------

  Total stockholders' equity at end of period      $29,066,545      $24,884,747
                                                   ===========      ===========



            See accompanying notes to financial statements.

                           MOBILE AMERICA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                   QUARTERS ENDED SEPTEMBER 30, 1995 AND 1994

Note 1
         In the opinion of the Registrant, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal occurring accruals) necessary to present fairly its financial position as of September 30, 1995, and the results of its operations and statement of cash flow for the nine months ended September 30, 1995.

Note 2

         The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.

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

(h)      Insurance Loss Reserves

         The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, terminations, morbidity, and other assumptions which were appropriate at the time the contracts were issued. Such estimates were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at September 30, 1995.

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

Note 4

         Service fees earned of $3,095,254 in the third quarter of 1995 and $7,227,316 in the first nine months of 1995 as well as $851,595 in the third quarter of 1994 and $2,510,678 in the first nine months of 1994 reflect a reclassification of fees earned by the company's managing general agency for the servicing of insurance policies. In prior periods those amounts were reported as a reduction to policy acquisition costs.

         The amounts reclassified from policy acquisition costs to service fees earned are as follows:

                 Quarter Ended September 30,         Nine Months Ended September 30,
                     1994             1995               1994             1995
                 -----------      -----------        -----------      -----------
                 $   521,237      $ 1,471,772        $ 1,817,337      $ 3,645,570

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Operations

         Total consolidated revenues increased by 8.9% from $33,041,499 for the first nine months of 1994 to $35,982,147 for the first nine months of 1995. Correspondingly, total consolidated expenses decreased 4.9% from $28,745,924 for the first nine months of 1994 to $30,142,138 for the first nine months of 1995.

         While insurance premiums earned declined 7.9% from $26,559,807 in the first nine months of 1994 to $24,470,300 for the first nine months of 1995, principally due to the classification of certain premiums as fees, service fees earned increased over 187.9% from $2,510,678 during the first nine months of 1994 to $7,227,316 during the first nine months of 1995. The service fee growth is due to a strong volume of policies administered for the State of Florida's joint underwriting associations as well as growth of the company's premium finance business unit. Investment income increased from $2,939,563 for the first nine months of 1994 to $3,946,719 during the first nine months of 1995, an increase of 34.3%. The increase in investment income was offset by a decline in net realized capital gains from $781,837 in the first nine months of 1994 to $198,356 during the first nine months of 1995.


         Loss and loss adjustment expenses as a percentage of earned premium increased from 71.2% for the first nine months of 1994 to 88.4% for the first nine months of 1995. This is the result of the company's continuing efforts to strengthen reserves in the private passenger personal injury protection line of business. Salaries and wages and general and administrative expenses increased from $6,107,301 during the first nine months of 1994 to $7,340,681 during the first nine months of 1995.


Financial Condition

         Cash dividend and any capital expenditure requirements continue to be provided by funds generated from operations. Liquidity remains substantial as emphasis continues to be placed on investment portfolio strength and flexibility so as to take advantage of investment yield opportunities as well as the timely payment of claims.

         The Company consummated a $12 million loan from SouthTrust Bank in October 1995. The proceeds are to be used primarily to provide additional capital for growth.

                                    Part II

                               OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.
                  27.  Financial Data Schedule (for SEC use only).

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended September 30, 1995.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  MOBILE AMERICA CORPORATION
                                                  --------------------------
                                                         Registrant


November 11, 1995                                 By/s/ Joseph M. Bost
-----------------                                 --------------------------
      Date                                        Joseph M. Bost
                                                  Chief Financial Officer



                                                  By/s/ Thomas L. Stinson
                                                  -----------------------
                                                  Thomas L. Stinson
                                                  Vice President

                              INDEX TO EXHIBITS


     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.
                  27.  Financial Data Schedule (for SEC use only).

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended September 30, 1995.