Form 10-K405
period 1995-12-31
MOBILE AMERICA CORP
filed 1996-04-01
CIK 67199

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549


                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1995 Commission file No. 0-6764
                           -----------------                     ------

                         Mobile America Corporation
- --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                FLORIDA                                      59-1218935
     -------------------------------                      ------------------
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                       Identification No.)

              100 Fortune Parkway
              Jacksonville, Florida                               32256
     ----------------------------------------                   ----------
     (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (904) 363-6339
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:




                                             Name of each exchange
     Title of each class                      on which registered

           None                                      None
- -----------------------------             ----------------------------


Securities Registered pursuant to Section 12(g) of the Act:

                        Common Stock $.025 par value
- --------------------------------------------------------------------------------
                              (Title of Class)


- --------------------------------------------------------------------------------
                              (Title of Class)

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1996: $28,531,995
                                     -----------

Common Stock ($.025 Par value) outstanding at March 1, 1996:  6,260,040 Shares
                                                              ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                        Yes   X                   No
                            -----                    -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this form 10-K. [X]

                                   PART 1
Item 1. Business
Introduction

     Mobile America Corporation (the "Registrant"), and its two (2) principal wholly owned subsidiaries, Mobile America Insurance Group, Inc. ("MAIG"), a managing general agent for the Registrant's insurance company subsidiaries, and Fortune Insurance Company ("Fortune"), a Florida domiciled property and casualty insurance company, both engage primarily in the underwriting and marketing of minimum requirement automobile insurance in Florida. This business has accounted for more than 90% of the Registrant's consolidated revenues in each of the last five (5) years.

     The Registrant's other significant wholly owned subsidiaries are as follows:

     Fortune Life Insurance Company ("Fortune Life"), an Arizona domiciled company, is engaged in the business of writing life insurance coverages primarily in Florida and Louisiana.

     Pegasus Insurance Company ("Pegasus"), an Oklahoma domiciled property and casualty insurance company, acquired in 1993 to operate as an excess and surplus lines insurer in Florida.

     Fortune Financial Corporation ("Fortune Financial") acts as a servicing provider for Fortune Insurance Company which is a servicing carrier for the Florida Property Residential and Casualty Joint Underwriting Association (FRPCJUA) and the Florida Automobile Joint Underwriting Associations (FAJUA).

     Big Gorilla, Inc., a licensed Florida premium finance company, provides a policy financing source for MAIG's brokers.

Operations

     The Registrant and its subsidiaries are primarily engaged in insurance and insurance related services with the bulk of the business being minimum requirement automobile insurance coverages in the State of Florida. The insurance operations of the Registrant generated gross insurance premiums earned of $102.7 million during 1995, an increase from $94.7 million in 1993. Insurance premiums earned, net of reinsurance cessions, have decreased from $41.6 million in 1993 to $37.6 million in 1995.

Automobile Insurance

     In 1980, Fortune began to market automobile insurance, placing emphasis on physical damage, personal injury protection, and in recent years property damage liability coverage in the private passenger automobile market. Because of the nature of private passenger and commercial automobile insurance, Fortune carefully monitors underwriting results in these lines. Fortune's marketing and underwriting results have been favorable to date, and the Registrant will continue to emphasize and actively market these lines.

Personal Property Insurance

     The Registrant's two property and casualty insurance subsidiaries, have continued to write homeowners and dwelling fire policies throughout the State of Florida. As of December 31, 1995, these companies insured nearly 6,000 property risks, with a total premium for all property lines of $2.2 million. The Registrant is considering taking out 10,000 additional policies from the FRPCJUA beginning in April of 1996. This addition could increase the Fortune book to nearly $6.5 million. The Registrant will continue to be active in this line of business, however, extreme caution will be exercised with respect to rates, profitability and the competitive market.

Commercial Lines

     The Registrant's two property and casualty insurance subsidiaries write Special Multi-peril insurance on restaurants, small offices and businesses, and churches, all in Florida. In 1995, gross written premiums totaled approximately $432,000. This represents .4% of total gross written premium for these two subsidiaries.

Life Insurance

     Fortune Life sells annual renewable term life insurance with limited first year benefits. During 1995, total life insurance premiums were $20,000.

Excess and Surplus Lines Insurance

     In 1993, the Registrant purchased Pegasus Insurance Company, an Oklahoma domiciled property and casualty insurance company, which was subsequently admitted on an excess and surplus lines basis in Florida during December 1993. In September 1994, Pegasus marketed its first insurance program, a commercial general liability (CGL) policy for artisan contractors. Pegasus wrote $133,000 in premiums in 1995 and plans to further expand its premium writings in 1996 and has subsequently marketed homeowners and commercial multiperil products.

Fee for Service Operations

     In 1993, Fortune Financial was formed to act as a servicing provider for Fortune Insurance Company, who was selected as one of eight servicing carriers for the FRPCJUA, the first residential underwriting association in the nation. This association was formed to function as an insurance pool for individuals who, because of Hurricane Andrew, either lost their homeowners insurance or cannot obtain homeowners insurance.

     Since 1993 Fortune Financial has written in excess of $27 million in premiums on 84,000 policies for the FRPCJUA and currently services more than 500 agents for the FRPCJUA. As a servicing provider, Fortune Financial underwrites and pays claims with no risk of loss because the FRPCJUA provides the funds for claim payments. For providing this service, Fortune Financial retains 20% of the gross written premiums generated from the policies it services.

     In October of 1995 Fortune Financial renewed their FAJUA contract, for a period of one year. Fortune has been servicing this business since October of 1994. Fortune Financial is currently servicing approximately 800 agents, processing in excess of 350 applications per week.

     In November 1994, Fortune was selected by the Federal Insurance Administrative as a writer of the Federal Government's Write Your Own Flood Program. Fortune wrote $27,000 in gross written premium during 1995.

Premium Finance

     The Registrant's premium finance company subsidiary, now entering it's third year in the Premium Finance business, will provide some 215 broker agents a source for financing their policy premiums. In 1995 the subsidiary financed nearly 9,000 policies and thus far in 1996, are writing about 1,300 contracts per month. The subsidiary is planning for significant growth in this area as 95% of their insureds utilize this method of financing.

Property Rentals and Sales

     The Registrant engaged in the leasing and sales of modular office units for over 20 years and finally discontinued this small, but profitable segment in December 1995 with the sale of the modular office equipment.

Financial Information about Industry Segments

     The financial information about the Registrant's Industry segments presented in Note 10 of Notes to Consolidated Financial Statements for the three years ended December 31, 1995, is incorporated herein by reference.

Competitive Conditions

     The insurance industry is a highly competitive industry. Many of its competitors have substantially greater financial resources than the Registrant. Since the Registrant's insurance operations are modest compared to several of its significant competitors (the Registrant employed 283 people at year end), management is continuing to focus its marketing and other operations on specialized insurance coverages. Additionally, since the Registrant's insurance subsidiaries transact their business in a heavily regulated industry, they are sensitive to both adverse legislation and administrative directives.

Loss and Loss Adjustment Expense Reserves

     Reserves for unpaid claims and adjustment expenses are maintained to cover the probable ultimate cost of settling all losses incurred including those not yet reported. Reserves for losses incurred in prior years may be adjusted by review or by payment which could result in either a redundancy or deficiency to the reserve reported at the end of the prior year. Such changes are reflected in current operations.

     The Registrant's insurance subsidiaries have entered into several reinsurance agreements covering specific lines of business, which provide reinsurance protection on a quota share or excess of loss basis.

     Adverse loss and loss adjustment expense development is generally experienced in liability lines where settlements may not be reached until several years following the initial claim. Claims adjustment costs consisting primarily of legal expenses, are traditionally high on these particular losses.

     The following statutory tables present loss and loss adjustment expense on a paid and incurred basis for the past three one year periods, and also a table that presents development of losses and loss expenses over the past ten years, all net of reinsurance.

                      Losses and Loss Adjustment Expenses

 Unpaid              Incurred Related to                         Payments Related to           Unpaid
Beginning          Current         Prior         Total          Current         Prior          End of
 of Year             Year          Years        Incurred         Year           Years           Year
- -----------     --------------------------    -----------    ---------------------------     -----------
Year ended December 31, 1995:
- -----------------------------
$19,103,286     $30,737,734     $ 188,772     $30,926,506    $15,949,259     $13,272,506     $20,808,027

Year ended December 31, 1994:
- -----------------------------
$19,410,271     $26,623,447     $ (17,878)    $26,605,569    $13,271,556     $13,640,997     $19,103,286

Year ended December 31, 1993:
- -----------------------------
$17,206,899     $33,152,926     $(719,753)    $32,433,173    $16,923,378     $13,306,423     $19,410,271

            Analysis of Loss and Loss Adjustment Expense Development
                                 (In Thousands)

Year Ended December 31,        1985   1986   1987   1988   1989   1990    1991   1992    1993    1994   1995
- -----------------------        ----   ----   ----   ----   ----   ----    ----   ----    ----    ----   ----
Liability for Unpaid Losses
     And Loss Adjustment
     Expenses                $3,870 $6,242 $7,194 $7,981 $13,577 $14,996 $14,906 $17,207 $19,410 $19,103 $20,808

Paid (Cumulative) As of:
     End of Year                -      -      -      -       -      -        -      -        -       -       -
     One Year Later           2,132  2,916  3,275  3,792   6,311   8,583   9,245  13,306  13,641  13,273
     Two Years Later          3,109  4,021  4,525  4,528   8,854  10,899  11,806  15,520  16,292
     Three Years Later        3,531  4,807  4,419  5,173   9,772  11,918  12,380  16,355
     Four Years Later         3,915  4,574  4,671  5,459  10,297  12,170  12,783
     Five Years Later         3,584  4,666  4,820  5,603  10,390  12,313
     Six Years Later          3,597  4,726  4,872  5,632  10,455
     Seven Years Later        3,630  4,787  4,891  5,636
     Eight Years Later        3,664  4,808  4,891
     Nine Years Later         3,680  4,800
     Ten Years Later          3,670

Liability Reestimated as of:
     End of Year              3,870  6,242  7,194  7,981  13,577  14,996  14,906  17,207  19,410  19,103  20,808
     One Year Later           3,914  5,898  6,108  7,090  10,173  12,653  12,434  16,488  19,392  19,292
     Two Years Later          4,163  5,225  5,901  5,555  10,496  12,203  12,916  17,507  18,856
     Three Years Later        4,043  5,389  4,925  5,674  10,204  12,332  13,111  17,235
     Four Years Later         4,166  4,687  4,922  5,605  10,396  12,382  13,009
     Five Years Later         3,629  4,742  4,879  5,626  10,464  12,373
     Six Years Later          3,640  4,762  4,891  5,675  10,487
     Seven Years Later        3,647  4,805  4,924  5,655
     Eight Years Later        3,674  4,841  4,910
     Nine Years Later         3,705  4,819
     Ten Years Later          3,681


Redundancy (Deficiency)         189  1,423  2,284  2,326   3,090   2,623   1,897     (28)    554    (189)

Item 2. Properties

     The executive and general offices of the Registrant and its subsidiaries, consisting of approximately 22,915 square feet, are located at 100 Fortune Parkway, Jacksonville, Florida. The space is leased by the Registrant for a period ending January 31, 1997, at an initial aggregate annual rental of $179,195 increasing to $202,110. The Registrant also leases a retail mobile home sales facility in Jacksonville, Florida, at an annual rental totaling approximately $16,800.

     The Registrant's subsidiaries, Fortune Insurance Company and Fortune Life Insurance Company own property in Jacksonville, Florida for which there are no definite plans for development at this time. Fortune Insurance Company purchased land in 1987 and 1986 for $165,000 and $140,000 respectively. During 1982, Fortune Life Insurance Company purchased land and a building for $88,000.


Item 3. Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Registrant or any of its subsidiaries is a party or of which any of their property is the subject.


Item 4. Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information

     The Registrant's common stock is traded on the over-the-counter market, under the stock symbol MAME.

     The following table shows the range of high and low bid and asked quotations for the Registrant's common stock for each of the last eight quarters ended December 31, 1995, as obtained from the National Association of Securities Dealers.


   Quarterly Period Ended        Bid Quotation          Asked Quotation
   ---------------------        High      Low            High      Low
                                ----      ---            ----      ---
   March 31, 1994               13.50    10.25           15.00    12.00
   June 30, 1994                10.50    10.00           12.25    11.52
   September 30, 1994           10.00     8.50           11.50     9.50
   December 31, 1994             8.50     5.00            9.50     5.25
   March 31, 1995                8.50     5.25            9.13     6.00
   June 30, 1995                 9.63     7.25           10.00     7.75
   September 30, 1995           11.50     7.75           11.88     8.50
   December 31, 1995            11.50     9.75           12.00    10.25


Holders

     At March 1, 1996, the Registrant had 340 record holders of its common stock.

Dividends

     In January, 1993 the Registrant declared and paid a dividend of $.335 per share on each of its shares of $.025 par value common stock.

     In September, 1993 the Registrant declared and paid a dividend of $.10 per share on each of its shares of $.025 par value common stock.

     In January, 1994 the Registrant declared and paid a dividend of $.21 per share on each of its shares of $.025 par value common stock.

     In January, 1995 the Registrant declared and paid a dividend of $.18 per share on each of its shares of $.025 par value common stock.

     In January, 1996 the Registrant declared and paid a dividend of $.35 per share on each of its shares of $.025 par value common stock.

Item 6. Selected Financial Data

     Mobile America Corporation & Subsidiaries

                Years Ended December 31, 1995, 1994, 1993, 1992, and 1991

                                 1995                1994              1993           1992          1991
                                 ----                ----              ----           ----          ----
Total Revenues               52,925,874          43,767,330        50,300,201     40,704,618    34,221,460
- --------------


Net Income                    5,999,694           4,048,446         4,565,307      6,361,350     5,845,680
- ----------


Earnings Per Share                  .96                 .65               .73           1.01           .93
- ------------------


Total Assets at Year-End    182,771,162         143,815,295       134,939,579    129,793,367   105,721,392
- ------------------------

Long-Term Obligations        12,000,000                -                 -              -             -
- ---------------------


Cash Dividends Per Common Share     .18                 .21              .435            .40           .25
- -------------------------------



     Earnings per share and cash dividends per share amounts have been changed to conform with the stock splits discussed in Note 11.

     Total revenues and net income amounts have been restated to conform with the new accounting standard for realized gains and losses as discussed in
     Note 12.

     Total assets at year end amounts have been restated to conform with the new accounting standard for accounting and reporting for reinsurance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1995 Compared to 1994

Operations

         Total consolidated revenues of $52,925,874 for 1995 increased 21% from consolidated revenues of $43,767,330 for 1994.

          Insurance premiums earned increased by 10% in 1995 as a result of increases in the automobile segments primarily generated by increased assumptions of business from state mandated assigned risk pools. Reduced reinsurance cessions and regulatory assessments during 1995 also contributed to this overall increase in revenues. Material rate increases introduced in the fourth quarter of 1995 to the major private passenger automobile segment have provided increased premium writings and will provide generous assistance to the overall profitability of this segment.

          Service fees earned in 1995 increased 100% from 1994 due to the strong volume of policies administered for the State of Florida; FRPCJUA AND FAJUA as well as growth in the Registrant's premium financing subsidiary. Investment income increased 34% as a result of the continued conversion of funds available for investment from tax advantaged vehicles to taxable securities with their inherent higher yields.

          Total consolidated expenses of $44,340,175 for 1995 increased 15% from consolidated expenses of $38,514,858 for 1994.

          Loss and loss adjustment expenses increased 16% as a result of increases in losses assumed from the state mandated assigned risk pools and reserve strengthening of the Registrant's voluntary business as indicated by actuarial reviews of the automobile segment's loss trending patterns. Policy acquisition costs decreased as a result of reduced commissions allowed to the producers of the Company's automobile business together with increased ceding commissions received on the increased premiums written during the year.

          Loss and loss adjustment expense as a percentage of earned premium was 77.6% in 1993, 77.0% in 1994 and 81.6% in 1995. The Company believes that its current reserves are adequate and proper. The Company has continued corrective action, specifically in the form of substantial rate increases in the fourth quarter of 1995, to reduce the ratio of loss and loss adjustment expense to earned premium. However, additional reserve strengthening may be required in the future. The Company continues to have comprehensive independent actuarial reviews of its reserves. At year end 1995 the Company's loss reserves are within a range which the Company's independent actuary deems appropriate but is approximately 7.1% below the midpoint of that range.

          The increasing loss and loss adjustment expense experienced on the business which the Company originates and cedes to its reinsurers may also adversely affect the Company's profitability in the future. If the Company's ratio of loss and loss adjustment expense to earned premium does not improve or should continue to deteriorate, it is likely that over time the Company's cost of reinsurance would increase, and it is possible that the Company could not obtain reinsurance on economically viable terms.

          Salaries and wages and general and administrative expenses increased 41% as a result of the increased costs associated with the growth in the fee for service segment.

1995 Compared to 1994

Financial Condition

          The Registrant consummated a $12,000,000 loan in the fourth quarter of 1995 with the proceeds to be used for additional capital infusion into the insurance subsidiaries to absorb planned growth. A very sound financial condition was maintained in 1995 with a 48% increase in earnings per share.
Cash dividend and capital expenditure requirements continue to be provided from funds generated from operations. Liquidity is substantial for new operational or investment opportunities.

1994 Compared to 1993

Operations

     Total consolidated revenues of $43,767,330 for 1994 decreased 13% from consolidated revenues of $50,300,201 for 1993.

     Insurance premiums earned decreased by 17% as a result of more selective underwriting prerequisites in effect throughout 1994 and periodic review and cancellation of unprofitable producers. Increased reinsurance cessions effective in 1994 also contributed to the decrease in insurance premiums while providing relief in losses incurred and policy acquisition costs. Material rate modifications introduced in late 1993 and 1994 to the company's core automobile product have resulted in lower premiums written and an indication of prospective improvement in profitability as measured by actuarial models of the expected loss costs. Continued increasing catastrophe reinsurance costs and regulatory assessments on the personal property lines have also contributed to reductions in both premiums earned and profitability in this particular segment.

     Investment income decreased by 11% as a direct result of lower interest rates on funds available for investment during the year. Recent market changes with prevailing interest rate increases will provide a more stabilized yield for 1995 as the Company is now converting much of its positive cash flow to taxable securities which yield a higher after-tax return.

     The substantial increase in net realized gains in 1994 resulted primarily from the opportunity to dispose of appreciated equity securities.

     Since its introduction in 1993, the fee for service subsidiary has shown a momentum of growing profitability and revenues have increased from $182,297 to $1,329,269 primarily for services provided to the FRPCJUA. With the addition of the FAJUA business as well as recent approval to participate in the National Flood Insurance Program, it is expected that this segment will continue to contribute considerably to both revenues and profitability during 1995.

     Total consolidated expenses decreased by 12% from $38,514,858 to $44,340,175.

     Loss and loss adjustment expenses decreased by 18% as a result of increased reinsurance recoveries resulting from revised cessions in effect during 1994. Loss ratios as measured against insurance premiums earned have stabilized as a result of the underwriting changes and rate increases effected during the year which have offset any reserve strengthening indicated by actuarial loss development trends and patterns. Policy acquisition costs decreased as a result of additional ceding commissions received from the revised reinsurance cessions.

     Loss and loss adjustment expense as a percentage of earned premium was 69.3% in 1992, 77.6% in 1993 and 77.0% in 1994. The Company believes that its current reserves are adequate and proper, and that several steps have been taken in the last fifteen months which should reduce the ratio of loss and loss adjustment expense to earned premium. However, additional reserve strengthening may be required in the future. The Company continues to have comprehensive independent actuarial review of its reserves. At year end 1994 the Company's loss reserves are in a range which the independent actuary deems appropriate but approximately 7.5% below the midpoint of that range.

1994 Compared to 1993

     The increasing loss and loss adjustment expense experienced on the business which the company originates and cedes to reinsurers may also adversely affect the Company's profitability in the future. If the Company's ratio of loss and loss adjustment expense to earned premium does not improve or should continue to deteriorate, it is likely that over time the Company's cost of reinsurance would increase, and it is possible that the Company could not obtain reinsurance on economically viable terms.

Financial Condition

     Funds generated from operations have continued to provide a very favorable cash flow. Liquidity remains adequate enough to position the Company for market opportunities.

Item 8.  Financial Statements and Supplementary Data

             Index to Financial Statements and Supplementary Data

     Report of Independent Certified Public Accountants                 II-8


     Consolidated Balance Sheets, December 31, 1995 and 1994            II-9


     Consolidated Statements of Operations                             II-10
                  Years ended December 31, 1995, 1994 and 1993


     Consolidated Statements of Cash Flows                             II-11
                  Years ended December 31, 1995, 1994 and 1993


     Consolidated Statements of Changes in Stockholders' Equity        II-12
                  Years ended December 31, 1995, 1994 and 1993


     Notes to Consolidated Financial Statements                     II-13-31


Item 9.  Disagreements on Accounting and Financial Disclosure

     None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
     and Stockholders
Mobile America Corporation
Jacksonville, Florida

     We have audited the accompanying consolidated balance sheets of Mobile America Corporation and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile America Corporation and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the accompanying Index in Item 14(a)2 of this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

     As discussed in Notes 1 and 12 to the consolidated financial statements, the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," in 1994.

     Also discussed in Notes 1 and 12 to the consolidated financial statements, the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109," Accounting for Income Taxes," in 1993.



                                       CHERRY, BEKAERT & HOLLAND, L.L.P.

Orlando, Florida
March 21, 1996

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 AND 1994

             ASSETS                              1995           1994
             ------                              ----           ----
Investments:
 Securities held to maturity                  $52,460,555   $ 70,287,568
   at amortized cost
   (fair value $52,785,561
    and $69,817,915)
 Securities available for
   (amortized cost $34,644,650
     and $0)                                    35,690,835           -
 Equity Securities, at market                      -            1,929,557
    (cost $0 and $2,087,656)
 Notes receivable less                               2,655          5,012
     unearned discount of $74
     and $379
 Short-term investments                         22,470,314     14,369,810
                                              ------------   ------------
     Total investments
                                               110,624,354     86,591,947

                                              ------------   ------------

Cash                                             6,510,457      5,479,899
Receivables:
 Insurance premiums                              2,563,715        712,658
 Accrued investment income
 and other                                       1,971,356      1,460,572
 Reinsurance                                    33,822,126     24,832,401
                                              ------------   ------------

   Total receivables                            38,357,197     27,005,631
                                              ------------   ------------
Income taxes:
 Currently receivable                                 -           178,413
 Deferred                                          760,025        607,398
                                              ------------   ------------

  Total income taxes                               760,025        785,811
                                              ------------   ------------
Prepaid reinsurance premiums                    24,260,694     22,412,328

Inventory of mobile homes                           39,545         39,545


Deferred policy acquisition costs               (4,209,840)    (3,774,978)

Property and Equipment:
  Land, at cost                                    356,970        356,970
  Modular office equipment,
    at cost less  accumulated
    depreciation of $7,982
    and $320,470                                     3,000         12,883

Equipment and leasehold improvements
   at cost less accumulated
   depreciation and amortization of
   $1,953,916 and $1,725,426                       630,458        727,104
                                              ------------   ------------

     Total property and equipment:                 990,428      1,096,957
                                              ------------   ------------
Equity in Pools and Associations                 4,912,334      4,077,462
Other Assets                                       525,968        100,693
                                              ------------   ------------

                                              $182,771,162   $143,815,295
                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY              1995           1994
                                                  ----           ----

Insurance loss reserves, including
  future policy benefits                      $ 54,645,686   $ 43,950,469
Unearned premiums                               39,535,149     34,639,680
Reinsurance funds withheld and
  balance payable                               26,120,505     29,061,872
Accrued expenses and other liabilities          15,639,062      9,351,078
Deferred income tax on net unrealized
  gains on securities available for sale           355,000         -
Unearned service fees                            2,610,902      1,197,905
Note payable                                    12,000,000         -
Current income taxes payable                       551,868         -
                                              ------------   ------------

           Total liabilities                  $151,458,172   $118,201,004
                                              ------------   ------------

Stockholders' equity:
Common stock, $.025 par value per share
  Authorized - 18,000,000 shares
  Issued - 6,720,396                               168,010           168,010




Preferred stock, $.10 per value per share
 Authorized - 500,000 shares
 Issued and outstanding - none



Capital in excess of par value                   2,686,060         2,686,060



Net unrealized appreciation on securities
  available for sale net of deferred
  income taxes                                     691,185                 -



Net unrealized gains/(losses) on equity
  securities net of taxes                                -          (158,099)


Treasury Stock at cost, 460,356 and
   456,356 shares                                 (420,944)         (388,441)


Retained Earnings                               28,188,679        23,306,761
                                              ------------      ------------
Total stockholders' equity                      31,312,990        25,614,291
                                              ------------      ------------
                                              $182,771,162      $143,815,295
                                              ============      ============


See notes to consolidate financial statements

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                               1995           1994           1993
                                               ----           ----           ----
Revenues:
 Insurance premiums earned net of
   premiums ceded of $65,079,149
   $53,349,540 and $53,094,842               $37,642,846    $34,372,185    $41,561,149
 Service fees earned                           8,624,931      4,301,521      3,537,776
 Investment income                             5,562,074      4,146,956      4,660,908
 Equipment rentals                                67,510         79,830         94,176
 Others                                          670,876         65,268        537,596
 Sales of modular office equipment               105,484         50,525         19,025
 Net realized gains (losses) on investments      252,153        751,045       (110,429)
                                             -----------    -----------    -----------

     Total revenues                           52,925,874     43,767,330     50,300,201
                                             -----------    -----------    -----------
Expenses:
 Losses and loss adjustment expenses net of
   reinsurance recoveries of $59,612,492
   $38,638,934 and $41,083,836                30,728,626     26,466,443     32,231,060
 Policy acquisition costs                        862,004      2,980,950      4 225,972
 Salaries and wages                            5,478,820      4,562,057      3,935,256
 Interest on note                                156,375           -              -
 General and administrative                    7,106,897      4,491,958      3,539,532
 Cost of sales of modular office equipment         7,453         12,650          1,531
                                             -----------    -----------    -----------

     Total expenses                           44,340,175     38,514,858     43,933,351
                                             -----------    -----------    -----------

Income before provision for income taxes       8,585,699      5,252,472      6,366,850
                                             -----------    -----------    -----------

Provision and (benefit) for income taxes:
 Current                                       2,268,942      1,203,026      1,808,111
 Deferred                                        317,063        (79,000)        (6,568)
                                             -----------    -----------    -----------

     Total provision for income taxes          2,586,005      1,204,026      1,801,543
                                             -----------    -----------    -----------


Net income                                   $ 5,999,694    $ 4,048,446    $ 4,565,307
                                             ===========    ===========    ===========


Earnings per share:

 Net income                                  $       .96    $       .65    $       .73
                                             ===========    ===========    ===========

Weighted average number of common stock and
 common stock equivalents                      6,260,040      6,264,040      6,269,040
                                             ===========    ===========    ===========


     See notes to consolidated financial statements.

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                            1995             1994              1993
                                                            ----             ----              ----
Cash Flows from Operating Activities:
 Net Income                                              $ 5,999,694     $ 4,048,446       $ 4,565,307
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                             231,449         281,674           317,521
   (Gain) Loss on sale of investments                       (252,153)       (751,045)          110,429
   (Increase) in insurance premiums receivable            (2,685,929)     (1,551,594)         (689,986)
   (Increase) decrease in accrued investment
     income and other                                       (510,784)        129,813          (100,719)
   (Increase) decrease in prepaid reinsurance
     premiums                                             (1,848,366)     (3,982,131)          725,594
   (Increase) in reinsurance receivable                   (8,989,725)     (1,912,013)       (4,395,348)
   (Increase) decrease in deferred policy
     acquisition costs                                       434,862       1,498,843           (51,344)
   (Increase) decrease and other assets                     (425,275)        (98,497)        1,036,507
   Increase in insurance loss reserves                    10,695,217       1,602,836         6,599,532
   Increase (decrease) in unearned premium                 4,895,469         817,035        (1,431,597)
Increase (decrease) in reinsurance funds held and
     balances payable                                     (2,941,367)      1,993,911          (890,058)
   Increase (decrease) in accrued expenses
     and other liabilities                                 6,287,984       1,690,086        (1,728,059)
   Increase (decrease) in current income taxes               730,281       1,248,700        (1,149,757)
   (Decrease) in deferred income taxes                      (152,627)        (79,000)           (6,568)
   Increase in unearned service fees                       1,412,997         938,880           259,025
                                                         -----------     -----------       -----------
                Net cash provided by
                 operating activities                    $12,881,727     $ 5,875,944       $ 3,170,479
                                                         -----------     -----------       -----------

Cash Flows from Investing Activities:
 Net change in short term investments                     (8,100,504)     (6,535,827)        7,610,456
 Purchase of equity securities                            (2,754,451)     (2,082,178)       (2,360,265)
 Sales of equity securities                                3,152,539       3,477,732         1,915,082
 Purchase of property and equipment                         (135,362)       (214,947)         (254,056)
 Sale of modular offices and equipment                        10,442          11,564             1,531
 Purchase of fixed maturities                            (38,753,011)    (26,356,581)      (34,829,607)
 Sale of fixed maturities                                  5,595,785       7,006,649         1,067,878
 Maturities of fixed maturities                           18,281,310      20,984,994        26,400,814
 Notes receivable                                              2,362           5,718             7,133
                                                         -----------     -----------       -----------
                 Net cash used in investing
                       activities                        (22,700,890)     (3,702,876)         (441,034)
                                                         -----------     -----------       -----------

Cash Flows from Financing Activities:
 Proceeds from Note payable                               12,000,000            -                  -
 Purchase of Treasury Stock                                  (32,503)        (51,875)              -
 Dividends paid to stockholders                           (1,117,776)     (1,304,142)       (2,706,625)
                                                         -----------     -----------       -----------
          Net cash provided by (used in)
             financing activities                         10,849,721      (1,356,017)       (2,706,625)
                                                         -----------     -----------       -----------
Net increase in cash                                       1,030,558         817,051            22,820

Cash, beginning year                                     $ 5,479,899     $ 4,662,848       $ 4,640,028
                                                         -----------     -----------       -----------

Cash, end of year                                        $ 6,510,457     $ 5,479,899       $ 4,662,848
                                                         ===========     ===========       ===========

See notes to consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                 1995                     1994                    1993
                                             -----------               -----------             -----------
Common Stock:
         No change during year               $   168,010               $   168,010             $   168,010
                                             -----------               -----------             -----------

Preferred Stock:
         No change during year                    -                         -                       -
                                             -----------               -----------             -----------

Capital in excess of par value:
         No change during year                 2,686,060                 2,686,060               2,686,060
                                             -----------               -----------             -----------

Net unrealized appreciation on securities
available for sale:
         Balance at beginning of year              -                           -                      -
         Increase                              1,046,185                       -                      -
         Deferred taxes on unrealized gains     (355,000)                      -                      -
                                             -----------               -----------             -----------
         Balance at end of year                  691,185                       -                      -
                                             -----------               -----------             -----------

Net unrealized investment gains (losses)
on equity securities:
         Balance at beginning of year           (158,099)                  513,362                 222,675
         Increase (decrease)                     158,099                  (671,461)                478,687
         Deferred taxes on unrealized gains       -                          -                    (188,000)
                                             -----------               -----------             -----------

         Balance at end of year                   -                       (158,099)                513,362
                                             -----------               -----------              ----------



Treasury Stock:
         Balance at beginning of year           (388,441)                 (336,556)               (336,556)
         Purchases of 4,000, 5,000 and -0-        32,503                    51,885                    -
                                             -----------               -----------             -----------

         Balance at end of year                 (420,944)                 (388,441)               (336,556)
                                             -----------               -----------             -----------


Retained earnings:
         Balance at beginning of year         23,306,761                20,562,457              18,703,775
         Net income                            5,999,694                 4,048,446               4,565,307
         Cash dividends $.18, $.21
         and $.435 per share                  (1,117,776)               (1,304,142)             (2,706,625)
                                             -----------               -----------             -----------

         Balance at end of year               28,188,679                23,306,761              20,562,457
                                             -----------               -----------             -----------



Total stockholders' equity at
 end of year                                 $31,312,990               $25,614,291             $23,593,333
                                             ===========               ===========             ===========

See notes to consolidated financial statements.

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  Summary of Significant Accounting Policies

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

(c)  Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(d)  Basis of Inventory Valuation

     Inventories are valued at the lower of cost or market, with cost being determined primarily under the specific identification method.

(e)  Method of Valuing Investments

     The Company implemented Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. The Company classified its entire fixed maturity investment portfolio as "held to maturity". Accordingly, these investments are reported at amortized cost, adjusted for amortization of premiums or discounts and other than temporary declines in fair value. At December 29, 1995, the Company reassessed the appropriateness of the classifications of all securities held at that time and reclassified from the held to maturity category a portion of the Company's fixed maturity portfolio to the available for sale category. Classifying these securities as available for sale did not impact net income. Common Stock, redeemable preferred stock, bonds and notes not classified

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

as held to maturity are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

(f)  Realized Investment Gains and Loses

     The cost of securities sold is based upon the specific identification method and any gains or losses are reflected in the accompanying statements of operations.

(g)  Deferred Policy Acquisition Costs

     The costs associated with acquiring new insurance contracts have been deferred. Such costs are being amortized over the premium paying period or in proportion to premiums earned on those contracts.

(h)  Property and equipment

     Property and equipment is carried at cost and is depreciated principally under the straight-line method over the estimated useful lives of the respective assets.

     Maintenance and repairs are charged to expenses as incurred; additions and major betterments are capitalized and depreciated. At the time of retirement or other disposition of modular offices, equipment and leasehold improvements, the accounts are relieved of the cost and the related accumulated depreciation and any gains or losses are reflected in the consolidated statements of operations.

(i)  Insurance Contracts

     The insurance contracts accounted for in these financial statements include both short-duration contracts and long-duration contracts. Short-duration contracts provide insurance protection for a fixed period of short-duration and enable the insurer to cancel the contract or to adjust the provisions at the end of any contract period. Most property-liability insurance contracts and certain term life insurance contracts generally are not subject to unilateral changes in their provisions and require the

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

performance of various functions and services, including insurance protection, for an extended period. Long-duration contracts include whole-life contracts and guaranteed renewable term life contracts. The Company has not issued any participating policies.

(j)  Insurance Loss Reserves

     The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, terminations, morbidity, and other assumptions which were appropriate at the time the contracts were issued.

     Estimates of future policy benefits were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at December 31, 1995.

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

(k)  Recognition of Premium Revenues and Related Expenses

     Premiums for long-duration contracts are recognized as revenues when due from the policyholders. A liability for the expected costs relating to such long-duration contracts is accrued over the current and expected renewal periods.

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Premiums for short-duration contracts are recognized as revenues over the period of the contract in proportion to the amount and duration of insurance protection provided.

     Earned premiums are stated after reduction for related premiums ceded to reinsurers. The Company considers anticipated investment income in determining if a premium deficiency exists on short-duration contracts.

(l)  Earnings per Share

     Earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. The effect of stock options is not material to the computation of earnings per share.

(m)  Cash and Short-term Investments

     For purposes of the consolidated statement of cash flows, cash includes balances in bank deposit accounts maintained with high credit quality financial institutions. Short-term investments are stated at cost, and consist primarily of certificates of deposits, money market accounts and commercial paper and repurchase agreements. For purposes of the consolidated statement of cash flows, the Company does not consider short-term investments to be cash equivalents as they generally have original maturities in excess of three months.

(n)  Supplemental Cash Flow Information

     Interest and Income Taxes Paid - The Company paid interest of $156,375 in 1995, $ 0 in 1994, and $ 0 in 1993. Income taxes paid totaled $2,008,351 in 1995, $34,326 in 1994 and $2,932,361 in 1993.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(o)  Reclassifications

     Certain fees earned previously reported as a reduction in policy acquisition costs were reclassified in our 1993 and 1994 financial statements to conform to 1995 presentation. These reclassifications had no effect on net income, or shareholders' equity, as previously reported for those years.

(p)  Income Taxes

     Effective in 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Accordingly, income tax provisions are based on the asset and liability method. Deferred income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

Note 2.  Investments

     Major categories of investment income are summarized as follows:

                                 1995          1994             1993
                              ----------    ----------       ----------
     Fixed Maturities         $4,382,034    $3,707,095       $4,162,602
     Equity Securities            94,330       109,932          133,882
     Short Term Investments    1,085,222       328,957          362,869
     Notes Receivable                488           972            1,555
                              ----------    ----------       ----------
                              $5,562,074    $4,146,956       $4,660,908
                              ==========    ==========       ==========

     Net realized gains (losses) and net unrealized appreciation (depreciation) on fixed maturities and equity securities are summarized as follows:

                               Fixed           Equity
           1995              Maturities      Securities       Total
         ----------          ----------      ----------     ---------
         Realized            $   48,330       $ 203,823     $  252,153
         Unrealized           1,305,503          65,688      1,371,191
                             ----------       ---------     ----------
         Combined            $1,353,833       $ 269,511     $1,623,344
                             ==========       =========     ==========

                               Fixed            Equity
          1994               Maturities       Securities      Total
         ----------          ----------       ----------    ----------
         Realized            $ (141,818)      $ 892,863     $  751,045
         Unrealized            (469,653)       (158,099)      (627,752)
                             ----------       ---------     ----------
         Combined            $ (611,471)      $ 734,764     $  123,293
                             ==========       =========     ==========

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               Fixed          Equity
      1993                   Maturities     Securities      Total
     ----------              ----------     ----------   ----------
     Realized                $ (166,592)    $   56,163   $ (110,429)
     Unrealized                 925,316        701,362    1,626,678
                             ----------     ----------   ----------
     Combined                $  758,724     $  757,525   $1,516,249
                             ==========     ==========   ==========

     The aggregate fair value, gross unrealized gains, gross unrealized losses and amortized cost for available for sale and held to maturity securities by major security type at December 31, 1995 and 1994 are as follows:


                                             Gross          Gross
                              Amortized    Unrealized     Unrealized     Fair
                                 Cost        Gains         (Losses)     Value
                              ---------    ----------     ----------  ----------
Held to maturity securities:
December 31, 1995
U. S. Government and
  government agencies         $19,513,231   $  133,395    $ (18,391)  $19,628,235
States, municipalities
  and political
  subdivisions                 26,579,614      225,402      (28,811)   26,776,205
Corporate debt securities       4,156,465       26,195      (13,778)    4,168,882
Mortgage backed securities      2,211,245       14,549      (13,555)    2,212,239
                              -----------   ----------    ---------   -----------
                              $52,460,555      399,541    $ (74,535)  $52,785,561
                              ===========   ==========    =========   ===========


Held to maturity securities:
December 31, 1994
U. S. Government and
  government agencies         $20,529,231   $     -       $(373,323)  $20,155,908
States, municipalities and
  political subdivisions       41,274,053      364,113     (283,677)   41,354,489
Corporate debt securities       5,854,973        6,430     (183,196)    5,678,207
Mortgage backed securities      2,629,311          -            -       2,629,311
                              -----------   ----------    ---------   ----------
                              $70,287,568      370,543    $(840,196)  $69,817,915
                              ===========   ==========    =========   ===========

Available for sale securities:
December 31, 1995
U. S. Government and
  government agencies         $ 9,610,964   $  190,609    $     -     $ 9,801,573
States, municipalities and
  political subdivisions       18,241,313      644,659         (260)   18,885,712
Corporate debt securities       4,898,978      145,489          -       5,044,467
Equity securities               1,893,395      131,116      (65,428)    1,959,083
                              -----------   ----------    ---------   -----------
                              $34,644,650    1,111,873    $ (65,688)  $35,690,835
                              ===========   ==========    =========   ===========

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The scheduled maturities of available for sale and held to maturity securities at December 31, 1995 are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalties.

                                             Amortized           Fair
                                                Cost             Value
                                            ----------         -----------
Held to maturity securities:
Due in one year or less                     $10,125,652        $10,178,372
Due after one through five years             29,368,126         29,591,577
Due after five years through ten years        6,735,694          6,762,167
Due after ten years                           4,019,838          4,041,206
Mortgage backed securities                    2,211,245          2,212,239
                                            -----------        -----------
                                            $52,460,555        $52,785,561
                                            ===========        ===========

                                              Amortized           Fair
                                               Cost               Value
                                            -----------        -----------
Available for sale securities:

Due in one year or less                     $ 1,402,035        $ 1,421,995
Due after one through five years             23,368,419         24,046,353
Due after five years through ten years        5,999,777          6,243,267
Due after ten years                           1,981,024          2,020,137
                                            -----------        -----------
                                            $32,751,255        $33,731,752
                                            ===========        ===========


     Proceeds from sales of investments in debt maturities and related gross realized gains and losses were as follows:

                                      1995        1994           1993
                                   ----------   ----------    ----------
     Proceeds from sales           $5,595,785   $7,006,649    $1,067,878
     Gross realized gains              66,206       25,168        65,941
     Gross realized losses             17,876      166,986       232,533

     The Company's three insurance subsidiaries, Fortune Insurance Company, Fortune Life Insurance Company, and Pegasus Insurance Company maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carrying value of the investments on deposit was $1,544,762 at December 31, 1995 and $1,505,549 at December 31, 1994 and these deposits are included in the investment tables and exhibits of this report.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company's two finance companies also maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carrying value of these investments was $70,000 at December 31, 1995 and 1994.

Note 3.  Deferred Policy Acquisition Costs

     Costs deferred, principally commissions, are primarily related to the production of new business and are deferred and amortized as summarized below:


Fortune                                1995                 1994              1993
- -------                             -----------         -----------        ----------
Balance at beginning of year        $  (438,658)          1,084,099        $ 1,070,465
Commissions and other Costs
       deferred                       7,496,662           9,150,797         11,021,661
Charged to expense                   (8,479,053)        (10,673,554)       (11,008,027)
                                    -----------         -----------        -----------
Balance at end of year              $(1,421,049)        $  (438,658)       $ 1,084,099
                                    ===========         ===========        ===========

Mobile America Insurance Group         1995                 1994               1993
- ------------------------------      -----------         -----------        -----------
Balance at beginning of year        $(3,343,007)        $(3,377,269)        (3,429,647)
Commissions and other Costs
       deferred                      (7,113,083)         (7,677,052)        (6,791,529)
Charged to expense                    7,643,569           7,711,314          6,843,907
                                    -----------         -----------        -----------
Balance at end of year              $(2,812,521)        $(3,343,007)       $(3,377,269)
                                    ===========         ===========        ===========

Fortune Life                           1995                 1994                1993
- ------------                        -----------         -----------        -----------
Balance at beginning of year        $     4,566         $    17,035        $    31,703
Commissions and other Costs
       deferred                          10,221               5,319             47,185
Charged to expense                       (7,097)            (17,788)           (61,853)
                                    -----------         -----------        -----------
Balance at end of year              $     7,690         $     4,566        $    17,035
                                     ==========         ===========        ===========


Pegasus Insurance Company              1995                 1994               1993
- -------------------------           -----------         -----------        -----------
Balance at beginning of year        $     2,121         $      -           $      -
Commissions and other Costs
       deferred                          33,341              3, 043               -
Charged to expense                      (19,422)               (922)              -
                                    -----------         -----------        -----------
Balance at end of year              $    16,040         $     2,121        $      -
                                    ===========         ===========        ===========

Consolidated Totals                 $(4,209,840)        $(3,774,978)       $(2,276,135)
                                    ===========         ===========        ===========


     Several of the automobile insurance lines written by Fortune have been reinsured on a quota share basis, whereby a reinsurer provides ceding commission to the Company in return for ceded premium. In some instances these ceding commissions received

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

actually exceed the costs to the Company of soliciting new business, thereby generating credits to commission expense and deferred policy acquisition costs.

Note 4.  Modular Office Units, Land and Equipment and Leasehold

Improvements

     The cost and annual rates of depreciation and amortization for the major classifications of property, equipment and leasehold improvements are as follows:

                                                        December 31,
                                                  ------------------------
                                    Annual Rates    1995           1994
Modular Office Units:               ------------  --------       ---------
     Modular office units             12%-20%     $ 10,982       $ 333,353

     Less accumulated depreciation                  (7,982)       (320,470)
                                                  --------       ---------
                                                  $  3,000       $  12,883
                                                  ========       =========
Land:                                             $356,970       $ 356,970
                                                  ========       =========


                                                          December 31,
                                                     ----------------------
                                    Annual Rates       1995         1994
                                    ------------     --------    ----------

Equipment and leasehold improvements:
     Transportation equipment           25%-33%    $  214,630    $  191,907
     Building                             5%           35,000        35,000
     Office furniture, fixtures and
       leasehold improvements           5%-33%      2,334,744     2,225,623
                                                   ----------    ----------
                                                    2,584,374     2,452,530

     Less accumulated depreciation                 (1,953,916)   (1,725,426
                                                   ----------     ---------
                                                   $  630,458    $  727,104
                                                   ==========    ==========



Note 5.  Reinsurance

     The Company's insurance subsidiaries have various reinsurance agreements which significantly affect their operations. Risks are reinsured to limit loss size and to increase writing capacity, although the Company is primarily liable to the extent that the reinsurer cannot meet its obligations.

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Fortune Insurance Company and Pegasus Insurance Company have limited their property and liability losses to a maximum of $40,000 per occurrence. Additionally, with several of the automobile insurance lines, Fortune has reinsured various percentages of its liability on a quota share basis. On catastrophe losses up to $5,000,000, Fortune Insurance Company has limited its liability to 5% of the loss in excess of $400,000 in a treaty year.

     Fortune Life Insurance Company has entered into various reinsurance agreements which limit its loss to $10,000 per individual risk.

     Reinsurance transactions were as follows:


                                    1995          1994           1993
                                   ------        ------         ------
                                             (in Thousands)
Ceded Premiums Earned              $65,079       $53,350        $53,094
Recovered on Paid Losses            50,623        36,727         36,688
Recoverable on Unpaid Losses        33,822        24,832         22,920
Unearned Premiums Ceded             24,261        22,412         18,430
Ceding Commissions Received         15,694        13,756         13,960

Note 6.  Regulatory Restrictions

     Fortune Insurance Company, Fortune Life Insurance Company and Pegasus Insurance Company are subject to regulation by the insurance departments of the state in which they are licensed. Under the regulations, cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and capital gains, or out of earned surplus even though total surplus may be less than capital stock and paid in capital. Fortune Insurance Company, which is subject to Florida law, may not pay unless otherwise approved by the State Insurance Commissioner, dividends in any one year which exceed the greater of (a) 10% of such surplus funds or (b) the total amount of such funds derived during the immediate preceding year.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The following represent reconciliations of net income and stockholder's equity of Fortune, Fortune Life and Pegasus Insurance Company from a statutory basis to those presented on a GAAP basis for the year ended December 31, 1995:


                                                        Fortune
                                        Fortune          Life       Pegasus
                                      -----------      --------     --------
Net gain(loss) from operations -
   statutory basis                    $(3,335,411)     $  112,249   $   13,426
                                      -----------      ----------   ----------

Other                                    (196,728)         (2,121)           1
Change in deferred acquisition costs     (208,906)          3,124       13,919
Change in deferred ceding commissions    (773,484)           -            -
Deferred income taxes                     636,000            -            -
Change in reserves                           -             (4,068)        -
                                      -----------      ----------   ----------

                                         (543,118)         (3,065)      13,920
                                      -----------      ----------   ----------

Net gain(loss) from operations -
   GAAP basis                         $(3,878,529)     $  109,184   $   27,346
                                      ===========      ==========   ==========

Stockholder's equity -
   statutory basis                    $16,644,807      $3,858,390   $3,581,237
                                      -----------      ----------   ----------

Other                                     349,851         (15,609)      12,001
Deferred acquisition costs              8,877,675           7,690       16,040
Deferred ceding commissions           (10,298,723)           -            -
Adjustments to reserves                      -             (5,325)       2,647
Deferred income taxes                   1,370,526         (20,702)        -
Non-admitted assets                       320,658           2,650         -
Non-ledger assets                            -            (93,000)        -
Unrealized gains                           15,017            -            -
Mandatory securities valuation
   reserve                                   -             54,082         -
                                      -----------      ----------   ----------

                                          635,004         (70,214)      30,688
                                      -----------      ----------   ----------
Stockholder's equity - GAAP basis     $17,279,811      $3,788,176   $3,611,925
                                      ===========      ==========   ==========


                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7.  Pension Plan

     During 1982, the Company adopted a defined contribution pension plan covering substantially all full-time employees, for which contributions are based on employee earnings. Total contributions made by the Company during 1995, 1994, and 1993 were $210,000, $170,000, and $141,000 respectively.

Note 8.  Stock Options

     The Company's incentive plan adopted in 1995 provides for the issuance to key employees and directors of a maximum of 200,000 shares of common stock for options, stock appreciation rights and other stock-based awards as defined under current tax laws. Incentive stock options for employees are exercisable for periods of up to ten years from the date of the grant at a price equal to the fair market value on the date of the grant. In the case of an incentive option granted to an individual who owns at least 10% of the total combined voting power of the Company, the exercise price must be at least 110% of the fair market value of the common stock on the date of grant and the option term cannot exceed five years. Stock appreciation rights entitle the recipient to receive the difference between the fair market value of the common stock on the date of exercise and the stock appreciation right price, in cash or in shares of common stock, or a combination. Restricted stock awards entitle the recipient to receive shares of common stock subject to forfeiture restrictions that lapse over time or upon the occurrence of specific events. During 1995, 103,750 stock options were granted at a price of $9.62 each, of which 11,250 were canceled due to terminated employment. The Company has 107,500 shares available for future grants.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Taxes

    The following analysis reconciles the statutory Federal income tax rate to the effective tax rates:

                                            1995         1994        1993
                                            ----         ----        ----
(S)
Statutory Federal rate                        34%          34%          34%
Increase (reductions) in effective tax
  rate resulting from:
     Tax exempt interest                    (8.0)       (12.5)       (11.5)
     Dividends received deduction            (.2)         (.4)         (.4)
     Special life insurance
       company deductions                    (.1)         (.5)         (.4)
     State income taxes                      7.4          5.6          5.9
     Other                                  (3.0)        (1.8)          .8
                                            ----         ----         ----
Effective tax rate                          30.1%        24.4%        28.4%
                                            ====         ====         ====


     Consolidated deferred tax expense (credit) results from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The source of these differences and their tax effect are summarized as follows (in thousands):

                                        1995           1994            1993
                                        ----           ----            ----
Increase (decrease) in deferred
     acquisition costs                  $619           $(518)          $  5
Increase (decrease) in deferred
     insurance premiums                 (204)            215             46
Various                                  (98)            224            (57)
                                        ----           -----           ----
                                        $317           $ (79)          $ (6)
                                        ====           =====           ====


     Consolidated deferred taxes receivable resulting from temporary differences in the recognition of revenue and expense for tax and financial statement purposes are summarized as follows (in thousands).

                                        1995               1994
                                        ----                ----
Discounted loss and loss adjustment
  expense reserves                     $  733              $  -
Deferred acquisition costs                -                  150
Deferred insurance premiums             1,033                830
Various                                  (273)              (373)
                                       ------              -----
                                       $1,493              $ 607
Valuation allowance                      (733)                -
                                       ------              -----
                                       $  760              $ 607
                                       ======              =====

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Deferred taxes payable of $355,000 for 1995 are provided on unrealized gains (net of capital loss carryforwards) on equity securities and fixed maturities available for sale.

     A portion of pre-1984 life insurance income is not taxable unless it exceeds certain statutory limitations or is distributed to shareholders and thereby becomes taxable at ordinary corporate rates. The balance of this untaxed income was approximately $98,000 at December 31, 1995. Deferred income taxes applicable to this portion of income are not required for financial reporting purposes because under existing or foreseeable circumstances management is of the opinion that no federal income tax payments applicable to such distributions will be required.

     The Company and its non-life insurance subsidiaries file a consolidated federal income tax return, while the life insurance subsidiary generally files a separate return.

Note 10.  Business Segments

     The Company and its subsidiaries operate principally in six business segments, primarily in the state of Florida, consisting of automobile insurance, personal property insurance, commercial lines insurance, life insurance, property rentals and sales and fee for service. The four insurance segments furnish various forms of property, liability and life insurance marketed through independent insurance agents. The property rentals and sales segment is provided by the Company's modular office leasing division. The Company acts as a servicing carrier for the Florida Residential Property and Casualty Joint Underwriting Association and performs various underwriting and claims services for a fee.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Sales to Unaffiliated Customers                  1995            1994            1993
                                             ------------    ------------    ------------
     Automobile Insurance                    $100,426,747    $ 84,872,980    $ 90,546,445
     Personal Property Insurance                1,807,125       2,315,126       3,446,729
     Commercial Lines  Insurance                  432,468         494,571         548,219
     Life Insurance                                14,193          34,092         114,192
     Property Rentals and Sales                   176,894         143,955         117,101
     Fee for service                            8,624,931       4,301,521       3,537,776
     Other                                        960,591         807,669         423,673
     Adjustments and Eliminations             (65,079,149)    (53,349,540)    (53,094,842)
     Investment Income                          5,562,074       4,146,956       4,660,908
                                             ------------    ------------    ------------
     Consolidated Revenues                   $ 52,925,874    $ 43,767,330    $ 50,300,201
                                             ============    ============    ============


Operating Profit (or loss)                        1995            1994            1993
                                             ------------    ------------    ------------
    Automobile Insurance                     $  3,673,684    $  3,047,568    $  5,591,454
    Personal Property Insurance                  (110,955)       (715,676)       (470,566)
    Commercial Lines Insurance                    (99,874)        385,396         243,730
    Life Insurance                                100,439         110,720         119,499
    Property Rentals and Sales                    140,692          71,549          19,735
    Fee for service                             2,843,555         808,930         101,759
    Other                                       1,537,273       1,192,427         311,051
    Investment Income                           1,137,990         804,299         823,927
    Corporate Expenses                           (637,105)       (452,741)       (373,739)
                                             ------------    ------------    -------------
    Income before income taxes               $  8,585,699    $  5,252,472    $  6,366,850
                                             ============    ============    =============

Identifiable Assets                              1995            1994            1993
                                             ------------    ------------    ------------
    Automobile Insurance                     $137,386,763    $115,571,674    $104,971,157
    Personal Property Insurance                 8,095,427       5,643,680       9,361,210
    Commercial Lines Insurance                  1,574,928       2,413,416       1,754,066
    Life Insurance                              3,864,996       3,725,599       3,617,582
    Property Rentals and Sales                     25,541         107,801         118,527
    Fee for service                             7,116,795       2,035,622         259,843
    Other                                      15,568,154       7,126,738       8,123,984
    General Corporate Assets                    9,138,558       7,190,765       6,734,028
                                             ------------    ------------    ------------

    Total Assets                             $182,771,162    $143,815,295    $134,939,579
                                             ============    ============    ============



Note 11.  Stock Split

     At a special meeting held on September 24, 1993, Shareholders of the Company approved an amendment to the Company's Articles of Incorporation which increased the number of shares of common stock the Company is authorized to have outstanding from 6,000,000 to 18,000,000 shares, and the par value thereof was also decreased from $.05 per share to $.025 per share, thereby creating a two for

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

one split for those shares issued. The rights of the common stock before and after the splits are identical and the capital accounts on the Company's
financial statements have remained unchanged.   All per share amounts in the
financial statements have been adjusted to give effect to the two for one split.

Note 12.  New Accounting Standards

     A Financial Accounting Standard Board's standard for accounting for equity and debt securities was adopted as of January 1, 1994 under which fixed maturities were classified as held to maturity. At December 29, 1995, the appropriateness of this classification was reassessed and fixed maturities were reclassified into held to maturity and available for sale categories. The resulting unrealized net appreciation on securities available for sale in the amount of $647,947 was credited to stockholder's equity.

     A Financial Accounting Standards Board's standard for accounting for income taxes was adopted in 1993 under which new principles for calculating and reporting the effects of federal income taxes apply. No significant adjustments were necessary as a result of implementing FASB Statement No. 109.

     A Financial Accounting Standards Board's standard for accounting and reporting for reinsurance of short-duration and long-duration contracts was adopted in 1993. This standard specifies the accounting by insurance enterprises for reinsuring of insurance contracts. It amends Statement No. 60, Accounting and Reporting by Insurance Enterprises, to eliminate the practice of reporting assets and liabilities relating to reinsured contracts net of the effects of reinsurance. It requires reinsurance recoverables and prepaid reinsurance premiums to be reported as assets. No significant adjustments were necessary as a result of implementing FASB No. 113.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13.  Operating Leases

     The Company conducts much of its operations from office space leased under an agreement beginning February 1, 1992 and which expires January 31, 1997. Terms of the agreement provide for an initial annual rental of $179,195 increasing to $202,110.

     Modular office unit sales and leasing are conducted from property leased under an agreement dated May 14, 1995 and which expires May 14, 1996 at an annual rental of $16,800.

     Future minimum rental payments during the term of these leases are as follows:
                        1996              201,632
                        1997               16,842

Rent for the years ended December 31, 1995, 1994 and 1993 were $297,597, $263,649 and $233,500.

Note 14.  Concentrations of Credit Risk

     Financial instruments which potentially subject the company to concentration of credit risk consist principally of short-term investments and
cash.   The Company maintains short-term investments and cash balances at several financial institutions located in Florida and Arizona. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances aggregate to approximately $5,747,000 and $6,686,000 at December 31, 1995 and 1994. As of December 31, 1995 and 1994 the
Company has a repurchase agreements with a financial institution located in Florida for $8,937,000 and $2,242,000, respectively.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Note Payable

     On October 24, 1995 the Company obtained a bank loan in the amount of $12,000,000, for which the proceeds have been used primarily as additional regulatory capital for the Company's insurance subsidiaries. This note accrues interest at the 90 day LIBOR rate plus 275 basis points. Interest only is paid through January 24, 1998 with the first principal payment due on the twenty seventh month interest payment date and quarterly thereafter in the amount of $600,000 each payment. The entire unpaid principal balance, together with accrued interest thereon is due and payable on the loan maturity date October 24, 2002.

     The note was collateralized by the assignment of the capital stock of the Registrant's subsidiaries on October 24, 1995 as well as the execution of guaranty agreements between the bank and certain subsidiaries of the Registrant.

     The following is a schedule of the required annual principal payments:


                        1996                   $      -
                        1997                          -
                        1998                     2,400,000
                        1999                     2,400,000
                        2000 and thereafter      7,200,000
                                               -----------
                                               $12,000,000
                                               ===========


     Loan acquisition costs are being amortized on a straight-line basis over the term of the loan and are being included in the other asset section of the consolidated balance sheet as of December 31, 1995.


                   Loan acquisition cost          $435,920
                   Less accumulated amortization    10,380
                                                  --------
                   Net loan acquisition costs     $425,540
                                                  ========

Note 16.  Insurance Loss Reserves

     Reserves for unpaid losses and loss adjustment expenses are maintained to cover the probable ultimate cost of settling all losses incurred including those not yet reported. Reserves for losses incurred in prior years may be adjusted by review or by payment which could result in either a redundancy or deficiency to the reserve reported at the end of the prior year. Such changes are reflected in current operations.

     Activity in the liability for insurance loss reserves is summarized as follows:


                                                1995             1994
                                            -----------      -----------

 Balance at beginning of year               $43,950,469      $42,347,633
   Less reinsurance recoverables             24,832,401       22,920,388
                                            -----------      -----------
 Net Balance at beginning of year            19,118,068       19,427,245

 Incurred related to:
   Current year                              30,539,854       26,484,321
   Prior years                                  188,772         (17,878)
                                            -----------      -----------
 Total incurred                              30,728,626       26,466,443
                                            ===========      ===========

 Paid related to:
    Current year                             15,750,628       13,134,623
    Prior years                              13,272,506       13,640,997
                                            -----------      -----------
 Total paid                                  29,023,134       26,775,620
                                            ===========      ===========

 Net Balance at end of year                  20,823,560       19,118,068
    Plus reinsurance recoverables            33,822,126       24,832,401
                                            -----------      -----------
 Balance at end of year                     $54,645,686      $43,950,469
                                            ===========      ===========

                                    Part III

     Items 10, 11, 12, and 13 have been omitted pursuant to instructions to Form 10-K. The Registrant intends to file with the Securities and Exchange Commission not later than April 30, 1996 a definitive proxy statement to be used in connection with its Annual Meeting of Shareholders, at which time directors will be elected for the ensuing year.



                                     III-1

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

         (a)  1. Financial Statements


                   The following financial statements are included in Part II, Item 8:              Page
                                                                                                    ----
                   Report of Independent Certified Public Accountants                               II-8

                   Consolidated Balance Sheets, December 31, 1995 and 1994                          II-9

                   Consolidated Statements of Operations                                           II-10
                          Years ended December 31, 1995, 1994 and 1993

                   Consolidated Statements of Cash Flows                                           II-11
                          Years ended December 31, 1995, 1994 and 1993

                   Consolidated Statements of Changes in Stockholders' Equity                      II-12
                          Years ended December 31, 1995, 1994 and 1993

                   Notes to Consolidated Financial Statements                                   II-13-31

              2. Financial Statements Schedules

                 The following financial schedules are included in Part IV of this report:

         Schedule I.              Summary of Investments - Other than Investments in
                                  Related Parties                                                  IV-11
                                  December 31, 1995 and 1994

         Schedule III.            Condensed Financial Information of Registrant                 IV-12-14
                                  Years ended December 31, 1995, 1994 and 1993

         Schedule V.              Supplementary Insurance Information                           IV-15-17
                                  Years ended December 31, 1995, 1994 and 1993

         Schedule VI.             Supplementary Insurance Information - Reinsurance                IV-18
                                  Years ended December 31, 1995, 1994 and 1993

         Schedule X.              Supplementary Insurance Information -
                                  Consolidated Property-Casualty Entities                          IV-19
                                  Years ended December 31, 1995, 1994 and 1993

         All other schedules are omitted as the required information is not applicable or the required information is otherwise presented in the financial statements or notes thereto.

(a)  3. Exhibits

     3.3                  The Articles of Incorporation and By-Laws of the Company originally filed on Form S-1
                 Registration Statement No. 2-42438, effective March 3, 1972 are hereby incorporated herein by reference.

                          The Amendment to the Articles of Incorporation filed as Exhibit C to the
                 Registrant's form 10-Q for the quarter ended September 30, 1980, is also hereby incorporated herein by reference.

                          The Amendment to the Articles of Incorporation filed as Exhibit 4 to the
                 Registrant's Form 10-Q for the quarter ended September 30, 1987, is also hereby incorporated by reference.

                          The Amendment to the Articles of Incorporation filed as Exhibit 4 to the
                 Registrant's Form 10-Q for the quarter ended September 30, 1993 is also hereby incorporated by reference.


     Exhibit 11 Earnings Per Share Computations                                            IV-13

     Exhibit 21 Subsidiaries of Registrant                                                 IV-14

     Exhibit 99 Information from reports furnished to state insurance
                    regulatory authorities                                              IV-15-20


(b)  Reports on Form 8-K

              No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1995.

          MOBILE AMERICA CORPORATION AND SUBSIDIARIES                 SCHEDULE I
              SUMMARY OF INVESTMENTS - OTHER THAN RELATED PARTIES
                               DECEMBER 31, 1995

                                                         Amount
                                                      which carried
                                                       in balance        Market
Consolidated                              Cost            sheet           Value
- ------------                         ------------     ------------     ------------
  Industrial Bonds                   $  9,203,128     $  9,200,932     $  9,213,349
  Municipal Bonds                      45,566,345       45,465,326       45,661,917
  U.S. Government Bonds                31,403,018       31,526,049       31,642,047
                                     ------------     ------------     ------------
       Total Bonds                     86,172,491       86,192,307       86,517,313
                                     ------------     ------------     ------------

  Common Stock                          1,465,517        1,523,814        1,523,814
  Preferred Stock                         427,878          435,269          435,269
                                     ------------     ------------     ------------
       Total Stocks                     1,893,395        1,959,083        1,959,083
                                     ------------     ------------     ------------

  Notes Receivable                          2,650            2,650            2,650
                                     ------------     ------------     ------------

  Certificates of Deposit              12,475,297       12,475,297       12,475,297
  Industrial Bonds                      3,248,256        3,241,255        3,241,697
  Municipal Bonds                         301,929          301,431          302,040
  U.S. Government Bonds                 6,432,753        6,452,331        6,464,603
                                     ------------     ------------     ------------
       Total Short Term Investments    22,458,235       22,470,314       22,483,637
                                     ------------     ------------     ------------

       Total Investments             $110,526,771     $110,624,354     $110,962,683
                                     ============     ============     ============

                                                    DECEMBER 31, 1994
                                                    -----------------
                                                         Amount
                                                      which carried
                                                       in balance        Market
Consolidated                              Cost            sheet           Value
- ------------                          -----------     ------------     ------------
  Industrial Bonds                    $ 5,944,373      $ 5,854,973      $ 5,678,207
  Municipal Bonds                      42,380,908       41,274,053       41,354,489
  U.S. Government Bonds                23,274,634       23,158,542       22,785,219
                                      -----------      -----------      -----------
       Total Bonds                     71,599,915       70,287,568       69,817,915
                                      -----------      -----------      -----------

  Common Stock                          1,442,769        1,341,620        1,341,620
  Preferred Stock                         644,887          587,937          587,937
                                      -----------      -----------     ------------
       Total Stocks                     2,087,656        1,929,557        1,929,557
                                      -----------      -----------      -----------

  Notes Receivable                          5,012            5,012            5,012
                                      -----------      -----------      -----------

  Certificates of Deposit              11,180,492       11,180,492       11,180,492
  Industrial Bonds                        229,712          229,665          229,665
  Municipal Bonds                          49,309           49,337           49,337
  U.S. Government Bonds                 2,904,143        2,910,316        2,910,316
                                      -----------      -----------      -----------
       Total Short Term Investments    14,363,656       14,369,810       14,369,810
                                      -----------      -----------      -----------

       Total Investments              $88,056,239      $86,591,947      $86,122,294
                                      ===========      ===========      ===========

         MOBILE AMERICA CORPORATION AND SUBSIDIARIES               SCHEDULE III
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           DECEMBER 31, 1995 AND 1994

                        PARENT COMPANY - BALANCE SHEETS

                                     ASSETS

                                                       1995             1994
                                                    -----------      -----------
Cash                                                $ 2,219,791      $    72,858
Receivables:
  Accrued investment income and other                   247,517          157,491
  Intercompany receivables                            7,848,778        1,751,871
                                                    -----------      -----------
       Total receivables                              8,096,295        1,909,362
                                                    -----------      -----------

Inventory of mobile homes                                11,667           11,667

Investments:
 Short term investments                               2,999,903        1,001,690
 Securities - held to maturity at
   amortized cost                                     4,002,976        4,853,529
 Securities - available for sale at market            4,128,891             -
 Common stock at market                                    -             379,182
                                                    -----------      -----------
       Total investments                             11,131,770        6,234,401
                                                    -----------      -----------

Investments in subsidiaries                          22,087,957       16,409,836

Other assets                                            525,540          100,000
Deferred income taxes                                   320,627             -
Modular office equipment less
  accumulated depreciation                                 -               9,883

Equipment less accumulated depreciation                  24,374           27,618
                                                    -----------      -----------
                                                    $44,418,021      $26,775,625
                                                    ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY


Note payable                                        $12,000,000      $      -
Income taxes payable                                     58,528          109,000
Accrued expenses and other liabilities                   27,269           33,100
Intercompany payables                                 1,019,234        1,019,234
                                                    -----------      -----------
       Total liabilities                             13,105,031        1,161,334
                                                    -----------      -----------

Stockholders equity
  Common Stock                                          168,010          168,010
  Capital in excess of par                            2,686,060        2,686,060
  Net unrealized appreciation on
    securities available for sale
    net of deferred taxes                               691,185             -
  Net unrealized investment gains (losses)
    on equity securities                                   -            (158,099)
  Treasury stock, at cost                              (420,944)        (388,441)
  Retained earnings                                  28,188,679       23,306,761
                                                    -----------      -----------
       Total stockholders equity                     31,312,990       25,614,291
                                                    -----------      -----------
                                                    $44,418,021      $26,775,625
                                                    ===========      ===========

Cash dividends paid by consolidated subsidiaries to parent 1995      $ 3,744,319
                                                           1994        1,453,000
                                                           1993        5,432,000

                                                                    SCHEDULE III
                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                        DECEMBER 31, 1995, 1994 AND 1993

                   PARENT COMPANY - STATEMENTS OF OPERATIONS

                                                   1995            1994            1993
                                               ------------    ------------    ------------
Revenues:
   Investment Income                           $    382,764    $    284,905    $    220,453
   Rental Income                                     67,510          79,830          94,176
   Other                                            246,273         134,458          12,050
   Realized gains (losses)                            7,017         804,516         (11,486)
   Sales of modular office equipment                105,484          60,525          19,025
   Service fees                                     170,826         259,755            -
                                               ------------    ------------    ------------

       Total revenues                               979,874       1,623,989         334,218
                                               ------------    ------------    ------------


Expenses:
   General and administrative                       505,186         285,305         342,764
   Cost of sales of modular office equipment          7,453          15,652           1,531
                                               ------------    ------------    ------------

       Total expenses                               512,639         300,957         344,295
                                               ------------    ------------    ------------


Income (loss) before taxes                          467,235       1,323,032         (10,077)

       Deferred taxes                               149,063            -               -
       Current taxes (credit)                        45,076         409,000         (73,000)
                                               ------------    ------------    ------------
                                                    194,139         409,000         (73,000)

Income before equity in
   earnings of subsidiaries                         273,096         914,032          62,923

Equity in earnings of subsidiaries                5,726,598       3,134,414       4,502,384
                                                -----------    ------------    ------------

Net income                                      $ 5,999,694    $  4,048,446    $  4,565,307
                                                ===========    ============    ============

                                                                    SCHEDULE III

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                   PARENT COMPANY - STATEMENTS OF CASH FLOWS

                                                 1995           1994           1993
                                             -----------    -----------    -----------
Cash Flows from Operating Activities:
   Net Income                                $ 5,999,694    $ 4,048,446    $ 4,565,307
   Adjustments to reconcile net income to net
     cash provided by operating activities:
      (Gain) on sale of investments               (7,017)      (804,516)          -
      Provisions for depreciation                  5,674         21,534         35,988
      Equity in earnings of subsidiaries      (5,726,598)    (3,134,414)    (4,502,384)
      (Increase) in accrued investment
        income and other                         (90,026)       (47,089)       (11,631)
      (Increase) decrease in prepaid and
        other assets                            (425,540)      (100,000)     1,036,038
      (Increase) decrease in intercompany
        balances                              (6,096,907)      (350,460)        23,293
      Decrease in inventory
        of mobile homes                             -              -             2,000
      Increase (decrease) in current
        income taxes                             (50,472)       182,000        (31,900)
      Increase (decrease) in accrued
        expenses and other liabilities            (5,831)        (7,751)           194
      (Decrease) in deferred taxes              (320,627)          -              -
                                             -----------    -----------    -----------
        Net cash provided by (used in)
          operating activities                (6,717,650)      (192,250)     1,116,905
                                             -----------    -----------    -----------
Cash Flows from Investing Activities:
   Dividends from subsidiaries                 3,744,319      1,453,000      5,432,000
   Investment in subsidiary                   (1,000,000)          -        (2,567,174)
   Net change in short term investments       (1,998,213)      (838,638)       261,337
   Purchase of common and preferred stocks      (381,327)      (632,721)      (195,688)
   Sale of common and preferred stocks           489,766      1,470,591         85,700
   Purchase of modular offices and equipment        -           (33,151)          -
   Sale of modular offices and equipment           7,453         14,563          1,531
   Purchase of fixed maturities               (5,148,959)    (2,243,737)    (2,703,630)
   Sale of bonds                               2,301,823      2,369,363      1,324,491
   Notes receivable                                 -              -             1,942
                                             -----------    -----------    -----------
     Net cash provided by (used in)
       investing activities                   (1,985,138)     1,559,270      1,640,509
                                             -----------    -----------    -----------
Cash Flows from Financing Activities:
   Proceeds from note payable                 12,000,000           -              -
   Purchase of Treasury Stock                    (32,503)       (51,875)          -
   Dividends paid to stockholders             (1,117,776)    (1,304,142)    (2,706,625)
                                             -----------    -----------    -----------
     Net cash provided by (used in)
       financing activities                   10,849,721     (1,356,017)    (2,706,625)
                                             -----------    -----------    -----------
Net increase in cash                           2,146,933         11,003         50,789
Cash, beginning year                         $    72,858    $    61,855    $    11,066
                                             -----------    -----------    -----------

Cash, end of year                            $ 2,219,791    $    72,858    $    61,855
                                             ===========    ===========    ===========

                                                                   SCHEDULE V
                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                          Premiums
                                    ---------------------------------------------------------------
                                      Unearned                          Unearned               Premiums
                                      premiums           Net            premiums                earned
                                      beginning        premiums          end of                 during
Lines of Insurance                    of period         written          period                 period
- ------------------                  ------------     ------------     ------------           ------------
Year ended December 31, 1995

Fortune Insurance Company
   Homeowners                     $    556,850       $  1,443,579       $    791,308          $  1,209,121
   Business Owners Package             236,931            215,687            161,624               290,994
   Automobile Physical
          Damage                       519,485          4,664,818          1,856,644             3,327,659
   Automobile Liability             10,892,355         34,234,855         12,388,788            32,738,422
   Other                                  -                  -                  -                     -
                                  ------------       ------------       ------------          ------------

                                  $ 12,205,621       $ 40,558,939       $ 15,198,364          $ 37,566,196
                                  ------------       ------------       ------------          ------------

Fortune Life Insurance Company
   Individual Credit Life         $        834       $       -          $        541          $        293
   Ordinary Life                         5,471             19,821             11,392                13,900
Accident and Health                        -                 -                  -                      -
                                  ------------       ------------       ------------          ------------

                                  $      6,305       $     19,821       $     11,933          $     14,193
                                  ------------       ------------       ------------          ------------

Pegasus Insurance Company
   Homeowners                     $        -         $     83,089       $     48,058          $     35,031
   Business Owners Package                 953              4,399              2,094                 3,258
   Other Liability                      14,473             23,701             14,006                24,168
                                  ------------       ------------       ------------          ------------


                                  $     15,426       $    111,189       $     64,158          $     62,457
                                  ------------       ------------       ------------          ------------

Eliminations                             -                  -                   -                     -
                                  ------------       ------------       ------------          ------------

Consolidated Totals               $ 12,227,352       $ 40,689,949       $ 15,274,455          $ 37,642,846
                                  ============       ============       ============          ============



                                                          Losses, Claims and Policy Acquisition Costs
                                                          -------------------------------------------
                                                                                           Commissions
                                                                                               and
                                                           Losses          Losses           brokerage
                                                         outstanding      incurred          incurred
                                                           end of          during            during
                                                           period          period            period
                                                        ------------     ------------      ------------
Year ended December 31, 1995

Fortune Insurance Company
   Homeowners                                             $   387,357      $  803,827       $  393,467
   Business Owners Package                                    285,881         295,557           72,813
   Automobile Physical
          Damage                                              876,910       3,096,325          775,274
   Automobile Liability                                    19,224,250      26,704,606        7,238,035
   Other                                                        7,636             200             (535)
                                                           ----------     -----------       ----------

                                                          $20,782,034     $30,900,515       $8,479,054
                                                          -----------     -----------       ----------

Fortune Life Insurance Company
   Individual Credit Life                                 $      -        $      -         $        96
   Ordinary Life                                               15,540          30,758            7,001
Accident and Health                                              -               -                -
                                                           ----------     -----------      -----------

                                                          $    15,540     $    30,758      $     7,097
                                                          -----------     -----------      ----------

Pegasus Insurance Company
   Homeowners                                             $    10,509     $    10,509      $    13,404
   Business Owners Package                                        977             977              894
   Other Liability                                             14,500          14,500            5,124
                                                          -----------     -----------      -----------


                                                          $    25,986     $    25,986      $    19,422
                                                          -----------     -----------      -----------

Eliminations                                                     -           (228,633)      (7,643,569)
                                                          -----------     -----------      -----------

Consolidated Totals                                       $20,823,560     $30,728,626      $   862,004

                                                                      SCHEDULE V
                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                                Premiums
                                       ---------------------------------------------------------------
                                          Unearned                          Unearned         Premiums
                                          premiums           Net            premiums          earned
                                         beginning        premiums          end of           during
Lines of Insurance                       of period         written          period           period
- ------------------                     ------------    -------------     ------------     ------------
Year ended December 31, 1994

Fortune Insurance Company
   Homeowners                          $ 1,238,909      $   358,465      $   556,850      $ 1,040,524
   Business Owners Package                 232,269          326,381          236,931          321,719
   Automobile Physical Damage              392,460          941,392          519,485          814,367
   Automobile Liability                 13,499,136       29,547,599       10,892,355       32,154,380
   Other                                      -                  89             -                  89
                                       -----------      -----------      -----------      -----------

                                       $15,362,774      $31,173,926      $12,205,621      $34,331,079
                                       -----------      -----------      -----------      -----------

Fortune Life Insurance Company
   Individual Credit Life              $     1,453      $     -          $       834      $       619
   Ordinary Life                            27,671           11,277            5,471           33,477
   Accident and Health                        -               -                 -                -
                                       -----------      -----------      -----------      -----------
                                       $    29,124      $    11,277      $     6,305      $    34,096
                                       -----------      -----------      -----------      -----------

Pegasus Insurance Company
   Homeowners                          $       550      $                $                $       550
   Business Owners Package                                    3,001              953            2,048
   Other Liability                                           18,885           14,473            4,412
                                       -----------      -----------      -----------      -----------

                                       $       550      $    21,886      $    15,426      $     7,010
                                       -----------      -----------      -----------      -----------

Eliminations                                  -               -                 -                -
                                       -----------      -----------      -----------      -----------

Consolidated Totals                    $15,392,448      $31,207,089      $12,227,352      $34,372,185
                                       ===========      ===========      ===========      ===========





                                                              Losses, Claims and Policy Acquisition Costs
                                                             ---------------------------------------------

                                                                                              Commissions
                                                                                                   and
                                                               Losses           Losses          brokerage
                                                            outstanding        incurred         incurred
                                                               end of           during           during
                                                               period           period           period
                                                            ------------     ------------     ------------
Year ended December 31, 1994

Fortune Insurance Company
   Homeowners                                               $   548,707      $ 1,242,612      $   484,902
   Business Owners Package                                      225,388           65,279           89,172
   Automobile Physical Damage                                   208,296          429,201          231,114
   Automobile Liability                                      18,112,927       24,866,966        9,868,348
   Other                                                          7,968            1,511               18
                                                            -----------      -----------      -----------

                                                            $19,103,286      $26,605,569      $10,673,554
                                                            -----------      -----------      -----------

Fortune Life Insurance Company
   Individual Credit Life                                   $      -         $       240      $       260
   Ordinary Life                                                 14,782           16,558           17,528
   Accident and Health                                             -                -                -
                                                            -----------      -----------      -----------
                                                            $    14,782      $    16,798      $    17,788
                                                            -----------      -----------      -----------

Pegasus Insurance Company
   Homeowners                                               $      -         $     -          $        55
   Business Owners Package                                         -               -                  210
   Other Liability                                                 -               -                  657
                                                            -----------      -----------      -----------

                                                            $      -         $     -          $       922
                                                            -----------      -----------      -----------

Eliminations                                                       -            (155,924)      (7,711,314)
                                                            -----------      -----------      -----------

Consolidated Totals                                         $19,118,068      $26,466,443      $ 2,980,950
                                                            ===========      ===========      ===========


                                                                      SCHEDULE V
                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





                                                           Premiums
                             ---------------------------------------------------------------
                                Unearned                          Unearned         Premiums
                                premiums           Net            premiums          earned
                               beginning        premiums          end of           during
Lines of Insurance             of period         written          period           period
- ------------------           ------------     ------------     ------------     ------------
Year ended December 31, 1993

Fortune Insurance Company
   Homeowners                 $    904,077     $  2,590,761     $  1,238,909     $  2,255,929
   Business Owners Package         226,127          296,374          232,269          290,232
   Automobile Physical Damage      374,619        1,160,277          392,460        1,142,436
   Automobile Liability         14,537,595       36,719,901       13,499,136       37,758,360
   Other                            -                -                -                -
                              ------------     ------------     ------------     ------------

                              $ 16,042,418     $ 40,767,313     $ 15,362,774     $ 41,446,957
                              ------------     ------------     ------------     ------------

Fortune Life Insurance
  Company
   Individual Credit Life     $      2,688     $       -        $      1,453     $      1,235
   Ordinary Life                    53,304           87,283           27,671          112,916
   Accident and Health                  41             -                -                  41
                              ------------     ------------     ------------     ------------

                              $     56,033     $     87,283     $     29,124     $    114,192
                              ------------     ------------     ------------     ------------

Pegasus Insurance Company
   Homeowners                 $     -                   550              550           -
                              ------------     ------------     ------------     ------------

                              $     -          $        550     $        550     $     -
                              ------------     ------------     ------------     ------------



Eliminations                        -                -                -                -
                              ------------     ------------     ------------     ------------

Consolidated Totals           $ 16,098,451     $ 40,855,146     $ 15,392,448     $ 41,561,149
                              ============     ============     ============     ============


<Captio>


                                                      Losses, Claims and Policy Acquisition Costs
                                                      -------------------------------------------

                                                                                       Commissions
                                                                                          and
                                                        Losses           Losses         brokerage
                                                     outstanding        incurred        incurred
                                                        end of           during          during
                                                        period           period          period
                                                     ------------     ------------    ------------

Year ended December 31, 1993

Fortune Insurance Company
   Homeowners                                      $    443,074      $ 1,898,296      $   762,010
   Business Owners Package                              318,233           81,239           93,465
   Automobile Physical Damage                           163,372          976,873          319,603
   Automobile Liability                              18,477,860       29,475,069        9,832,949
   Other                                                  7,732            1,695            -
                                                   ------------      -----------      -----------

                                                   $ 19,410,271      $32,433,172      $11,008,027
                                                   ------------      -----------      -----------

Fortune Life Insurance Company
   Individual Credit Life                          $     -           $     -          $       544
   Ordinary Life                                         16,974           28,686           61,282
   Accident and Health                                   -                 -                   26
                                                   ------------      -----------      -----------

                                                   $     16,974      $    28,686      $    61,852
                                                   ------------      -----------      -----------

Pegasus Insurance Company
   Homeowners                                            -                 -                -
                                                   ------------      -----------      -----------

                                                   $     -           $  (230,798)     $     -
                                                   ------------      -----------      -----------



Eliminations                                             -                -            (6,843,907)
                                                   ------------      -----------      -----------

Consolidated Totals                                $ 19,427,245      $32,231,060      $ 4,225,972
                                                   ============      ===========      ===========


                                                                     Schedule VI
                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
              SUPPLEMENTARY INSURANCE INFORMATION - REINSURANCE
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                Percentage
                                                   Ceded to       Assumed                        of Amount
                                      Gross          Other       From Other                       Assumed
                                      Amount       Companies      Companies     Net Amount        to Net
                                   ------------  -------------  -------------  -------------   ------------
Year ended December 31, 1995
- ----------------------------

Life insurance in force            $ 1,304,702     $     12,500   $       -      $  1,292,202   $       -
                                   ===========     ============   =============  ============   =============



Insurance premiums earned:
   Life insurance                  $     14,661    $        468   $       -      $     14,193   $       -
   Property and Casualty            102,707,334      65,078,681           -        37,628,653           -
                                   ------------    -------------  --------------  ------------   -------------
                                   $102,721,995    $ 65,079,149   $       -      $ 37,642,846   $       -
                                   ============    ============   =============  ============   =============

Year ended December 31, 1994
- ----------------------------

Life insurance in force            $    740,296    $     12,500   $       -      $    727,796   $       -
                                   ============    ============   =============  ============   =============


Insurance premiums earned:
   Life insurance                  $     34,547    $        451   $       -      $     34,096   $       -
   Property and Casualty             87,687,178      53,349,089           -        34,338,089           -
                                   ------------    ------------   -------------  ------------   -------------
                                   $ 87,721,725    $ 53,349,540   $       -      $ 34,372,185   $       -
                                   ============    ============   =============  ============   =============
Year ended December 31, 1993
- ----------------------------

Life insurance in force            $  5,869,794    $     12,500   $       -      $  5,857,294   $       -
                                   ============    ============   =============  ============   =============


Insurance premiums earned:
   Life insurance                  $    114,557    $        406   $       -      $    114,151   $       -
   Accident and Health                       41            -              -                41           -
   Property and Casualty             94,541,393      53,094,436           -        41,446,957           -
                                   ------------    ------------   -------------  ------------   -------------
                                   $ 94,655,991    $ 53,094,842   $       -      $ 41,561,149   $       -
                                   ============    ============   =============  ============   =============

                                                                   SCHEDULE X
                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                       SUPPLEMENTAL INSURANCE INFORMATION
                    CONSOLIDATED PROPERTY-CASUALTY ENTITIES
                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


              Reserves for     Discount
 Deferred    Unpaid Claims    if any, de-
  Policy       and Claim      ducted in                                   Net
Acquisition    Adjustment      previous     Unearned       Earned      Investment
    Costs       Expenses        column      Premiums      Premiums       Income
- ------------  ------------  ------------  ------------  ------------  -------------
Year Ended December 31, 1995

$ (1,405,008) $ 20,808,027  $       -     $15,262,522    $37,628,653   $4,337,330


Year Ended December 31, 1994

$   (436,537) $ 19,103,286  $       -     $12,221,047    $34,338,089   $3,334,414


Year Ended December 31, 1993

$  1,084,099  $ 19,410,271  $       -     $15,363,324    $41,446,957   $3,961,610






      Claims and Claim
     Adjustment Expenses                          Paid
     Incurred Related to       Amortization      Claims
     (1)          (2)          of Deferred      and Claim
   Current       Priors        Policy Acquisi- Adjustment    Premium
    Year          Years         tion Costs      Expenses     Written
- ------------  ------------      ------------  ------------ -----------

Year Ended December 31, 1995

 $30,737,734     $188,772      $ (8,498,476)  $29,221,765  $40,670,127


Year Ended December 31, 1994

 $26,623,447     $(17,878)     $(10,674,476)  $26,912,554  $31,195,812


Year Ended December 31, 1993

 $33,152,926     $719,753)     $(11,008,027)  $30,229,800  $40,767,863





            The Registrant has no affiliations with unconsolidated subsidiaries or 50%-or-less owned equity investees.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MOBILE AMERICA CORPORATION
                                              --------------------------
                                                      Registrant


           March 27, 1996             By:  /s/ Allan J. McCorkle
                                           ------------------------------
                                                Allan J. McCorkle
                                                    President


           March 27, 1996             By:  /s/ Thomas L. Stinson
                                           ------------------------------
                                                 Thomas L. Stinson
                                       Vice President Financial Reporting


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/ Allan J. McCorkle            Chairman of the Board,     March 27, 1996
- ----------------------------           and Director
       Allan J. McCorkle

By /s/ Thomas J. McCorkle                Director              March 27, 1996
- ----------------------------
       Thomas J. McCorkle

By /s/ R. Lee Smith                      Director              March 27, 1996
- ----------------------------
       R. Lee Smith

By /s/ Robert Thomas III                 Director              March 27, 1996
- ----------------------------
       Robert Thomas III

By /s/ Jack Horne Chambers               Director              March 27, 1996
- ----------------------------
       Jack Horne Chambers

By /s/ John Michael Garrity              Director              March 27, 1996
- ----------------------------
       John Michael Garrity

By /s/ Thomas Edwin Perry                Director              March 27, 1996
- ----------------------------
       Thomas Edwin Perry