Form 10-Q
period 1996-03-31
MOBILE AMERICA CORP
filed 1996-05-15
CIK 67199

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended March 31, 1996___________________ Commission File No. 0-6764



                           MOBILE AMERICA CORPORATION
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




         Florida                                                59-1218935
- - -------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


 100 Fortune Parkway, Jacksonville, Florida                        32256
- - -------------------------------------------------------------------------------
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (904) 363-6339
                                                   ----------------------------


                                      N/A
- - -------------------------------------------------------------------------------
   Former name, former address and former fiscal year, if changed since last report



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  .    No    .
    ---        ---

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 6,260,040 shares of common stock, par value $.025 per share, outstanding as of the close of business on May 10, 1996.

                                     PART I



                           MOBILE AMERICA CORPORATION

                                     INDEX



Financial Statements:                                               Page
     Part I

     Consolidated Balance Sheet                                       1

     Consolidated Statement of Operations                             2

     Consolidated Statements of Cash Flows                            3

     Consolidated Statement of Changes in
       Stockholders' Equity                                           4

     Notes to Financial Statements                                  5-8

     Management's Discussion and Analysis
       of the Consolidated Statements of Income                       9

     Exhibit 11 - Computations of Earnings Per Share                 10


     Part II

     Other Information, and Signatures                               11

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 1996 and December 31, 1995

           ASSETS                                           1996              1995
           ------                                           ----              ----
Investments:
  Securities held to maturity                           $ 61,646,390       $ 52,460,555
    at amortized cost (fair value
    $61,487,477 and $52,785,561)
  Securities available for sale
    (amortized cost $32,785,280
     and $34,644,650                                      33,329,982         35,690,835
  Notes receivable less unearned
    discount                                                   2,176              2,650
  Short-term investments                                  15,703,973         22,470,314
                                                        ------------       ------------
     Total investments                                   110,682,521        110,624,354
                                                        ------------       ------------



Cash                                                       2,717,000          6,510,457
Receivables:
  Insurance premiums                                       2,701,339          2,563,715
  Accrued investment income and other                      2,169,658          1,971,356
  Reinsurance                                             31,147,172         33,822,126
                                                        ------------       ------------

     Total receivables                                    36,018,169         36,357,197
                                                        ------------       ------------
Income taxes:
  Currently receivable                                        -                    -
  Deferred                                                   785,025            760,025
                                                        ------------       ------------

     Total income taxes                                      785,025            760,025
                                                        ------------       ------------
Prepaid reinsurance premiums                              21,760,639         24,260,694

Inventory of mobile homes                                     39,545             39,545

Deferred policy acquisition costs                         (3,109,967)        (4,209,840)

Property and Equipment:
  Land, at cost                                              356,970            356,970
  Modular office equipment, at
    cost less accumulated
    depreciation of $7,982 and $7,982                          3,000              3,000

  Equipment and leasehold improvements
    at cost less accumulated
    depreciation and amortization of
    $2,002,422 and $1,953,916                                608,946            630,458
                                                        ------------       ------------
     Total property and equipment:                           968,916            990,428
                                                        ------------       ------------

Equity in Pools and Associations                           4,912,334          4,912,334
Other Assets                                                 510,396            525,968
                                                        ------------       ------------
                                                        $175,284,578       $182,771,162
                                                        ============       ============


  LIABILITIES AND STOCKHOLDERS' EQUITY                      1996                1995
  ------------------------------------                      ----                ----

   Insurance loss reserves, including
     future policy benefits                             $ 51,128,125       $ 54,645,686
   Unearned premiums                                      36,956,105         39,535,149
   Reinsurance funds withheld and
     balances payable                                     23,568,888         26,120,505
   Accrued expenses and other liabilities                 18,076,871         15,639,062
   Deferred income tax on net unrealized gains on
     securities available for sale                           185,000            355,000
   Unearned service fees                                   2,625,060          2,610,902
   Note payable                                           12,000,000         12,000,000
   Current income taxes payable                              500,868            551,868
                                                        ------------       ------------


               Total liabilities                        $145,040,917       $151,458,172
                                                        ------------       ------------

   Stockholders' equity:
   Common stock, $.025 par value per share
     Authorized - 18,000,000 shares
     Issued - 6,720,396 shares                               168,010            168,010


   Preferred stock, $.10 par value per share
     Authorized - 500,000 shares
     Issued and outstanding - none                           -                   -



   Capital in excess of par value                          2,686,060          2,686,060


   Net unrealized appreciation on securities
     available for sale net of deferred income taxes         359,702            691,185



   Net unrealized gains/(losses) on equity securities
     net of deferred taxes                                     -                    -

   Treasury Stock at cost, 460,356 and
     460,356 shares                                         (420,944)          (420,944)



   Retained Earnings                                      27,450,833         28,188,679
                                                        ------------       ------------
   Total stockholders' equity                             30,243,661         31,312,990
                                                        ------------       ------------
                                                        $175,284,578       $182,771,162
                                                        ============       ============

See notes to consolidated financial statements

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                       UNAUDITED STATEMENT OF OPERATIONS
                     QUARTERS ENDED MARCH 31, 1996 AND 1995

                                                         1996                  1995
                                                         ----                  ----
Revenues:
    Insurance premiums earned (net of premiums
      ceded of $13,691,933 and $13,970,523)           $ 9,610,837          $ 7,209,877
    Investment income                                   1,637,385            1,224,635
    Equipment rentals                                       -                   21,359
    Service fees earned                                 2,514,566              876,527
    Other                                                  11,499               -
    Sales of modular office equipment                       -                    4,600
    Net realized gains on investments                     141,239               35,254
                                                      -----------          -----------

      Total revenues                                   13,915,526            9,372,252
                                                      -----------          -----------

Expenses:
    Losses and loss adjustment expenses (net of
         reinsurance recoveries of $9,865,361 and
         $9,672,257)                                    6,717,512            5,852,417
    Policy acquisition costs                            1,688,494             (521,036)
    Salaries and wages                                  1,775,077            1,359,120
    General and administrative                          1,560,553            1,161,521
    Cost of sales of modular office equipment               -                       44
    Interest on note                                      255,500                    -
                                                      -----------          -----------

         Total expenses                                11,997,136            7,852,066
                                                      -----------          -----------

Income before provision for income taxes                1,918,390            1,520,186
Provision for income taxes:
    Current                                               510,000              600,659
    Deferred                                              (25,000)            (209,000)
                                                      -----------          -----------

         Total provision for income taxes                 485,000              391,659
                                                      -----------          -----------

         Net income                                   $ 1,433,390          $ 1,128,527
                                                      ===========          ===========

Earnings per share:

         Net income                                   $       .23          $       .18
                                                      ===========          ===========

Weighted average number of common stock and
    common stock equivalents                            6,260,040            6,264,040
                                                      ===========          ===========

See accompanying notes to financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                       UNAUDITED STATEMENTS OF CASH FLOWS
                     QUARTERS ENDED MARCH 31, 1996 AND 1995

                                                                         1996              1995
                                                                         ----              ----

Cash Flows from Operating Activities:
    Net Income                                                       $ 1,433,390       $ 1,128,527
    Adjustments to reconcile net income to
      net cash provided by operating activities:
         Provisions for depreciation                                      48,506            54,783
         (Gain) loss on sale of investments                             (141,239)          (35,254)
         Increase in insurance premiums receivable                      (137,624)         (510,973)
         Increase in accrued investment income and other                (198,302)          (53,182)
         (Increase) decrease in deferred policy acquisition costs     (1,099,873)          218,718
         Decrease in prepaid expenses and other assets                    15,572           100,341
         Decrease in insurance loss reserves                          (3,517,561)       (2,172,594)
         Decrease in unearned premiums                                (2,579,044)         (893,855)
         Decrease in reinsurance funds held and
           balances payable                                           (2,551,617)       (1,067,903)
         Increase in accrued expenses
           and other liabilities                                       2,437,809         5,663,233
         Increase (decrease) in current income taxes                     (51,000)          435,363
         Decrease in deferred income taxes                               (25,000)         (209,000)
         Decrease in reinsurance premiums receivable                   2,674,954           362,136
         Decrease in prepaid reinsurance premiums                      2,500,055           781,289
         Increase in unearned service fees                                14,160            85,936
                                                                     ------------       ----------

            Net cash (used by) provided by operating activities       (1,176,814)        3,887,565
                                                                     ------------       ----------
Cash Flows from Investing Activities:
    Net change in short term investments                               6,766,341        (1,483,653)
    Purchase of equity securities                                       (729,531)         (660,845)
    Sale of equity securities                                            470,785           605,675
    Purchase of modular offices, equipment
      and leasehold improvements                                          31,594           140,032
    Purchase of fixed maturities                                     (16,828,908)       (5,738,229)
    Sales of fixed maturities                                          9,848,438         4,023,906
    Notes receivable                                                         474               903
    Sales of modular offices, equipment and leasehold improvements        (4,600)            -
                                                                     ------------       ----------

              Net cash used in investing activities                     (445,407)       (3,104,211)
                                                                     ------------       ----------
Cash Flows from Financing Activities:
    Dividends paid to shareholders                                    (2,171,236)         (946,223)
                                                                     ------------       ----------

              Net cash used in financing activities                   (2,171,236)         (946,223)
                                                                     ------------       ----------

Net decrease in cash                                                  (3,793,457)         (162,869)

Cash, beginning year                                                   6,510,457         5,479,899
                                                                     ------------       ----------

Cash, end of period                                                  $ 2,717,000       $ 5,317,030
                                                                     ===========       ===========

                See notes to consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY

                     QUARTERS ENDED MARCH 31, 1996 AND 1995



                                                1996                1995
                                            -----------         -----------
Common Stock:
    No change during period                 $   168,010         $   168,010
                                            -----------         -----------

Preferred Stock:
    No change during period                       -                   -
                                            -----------         -----------
Capital in excess of par value:
    No change during period                   2,686,060           2,686,060
                                            -----------         -----------

Net unrealized appreciation on securities
 available for sale:
    Balance at beginning of period              691,185               -
    Increase (decrease)                        (501,483)              -
Deferred taxes on unrealized gains              170,000               -
                                            -----------         -----------
    Balance at end of period                    359,702               -
                                            -----------         -----------

Net unrealized investment gains (losses)
 on equity securities:
    Balance at beginning of period                -                (158,099)
    Increase (decrease)                           -                  94,868

    Deferred taxes on unrealized gains            -                   -
                                            -----------         -----------

    Balance at end of period                      -                 (63,231)
                                            -----------         -----------

Treasury Stock:
    Balance at beginning of period             (420,944)           (388,441)
    Purchases                                     -                   -
                                            -----------         -----------

    Balance at end of period                   (420,944)           (388,441)
                                            -----------         -----------


Retained earnings:
    Balance at beginning of period           28,188,679          23,306,761
    Net income                                1,433,390           1,128,527
    Cash dividends $.35 and $.18
      per share                              (2,171,236)           (946,223)
                                            -----------         -----------
    Balance at end of period                 27,450,833          23,489,065
                                            -----------         -----------



Total stockholders' equity at end of period $30,243,661         $25,891,463
                                            ===========         ===========

See notes to consolidated financial statements.

                           MOBILE AMERICA CORPORATION
                         NOTES TO FINANCIAL STATEMENTS
                QUARTERS ENDED MARCH 31, 1996 AND 1995
Note 1

    In the opinion of the Registrant, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal occurring accruals) necessary to present fairly its financial position as of March 31, 1996, and the results of its operations and statement of cash flow for the three months ended March 31, 1996.

Note 2

    The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

Note 3 - Summary of Significant Accounting Policies

(a) Basis of Financial Statement Presentation
    The consolidated financial statements have been prepared on the basis of generally accepted accounting principles which vary from statutory reporting practices prescribed or permitted for insurance companies by regulatory authorities.

(b) Principles of Consolidation
    The accompanying consolidated financial statements include Mobile America Corporation (the Registrant) and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

(c) Basis of Inventory Valuation
    Inventories are valued at the lower of cost or market, with cost being determined primarily under the specific identification method.

(d) Method for Valuing Investments
    The Registrant implemented Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as of January 1, 1994. The Registrant classified its entire fixed maturity investment portfolio as "held to maturity". Accordingly, these investments are reported at amortized cost, adjusted for amortization of premiums or discounts and other than temporary declines in fair value. At December 29, 1995, the Registrant reassessed the appropriateness of the classifications of all securities held at that time and reclassified from the held to maturity category a portion of the Registrant's fixed maturity portfolio to the available for sale category. Classifying these securities as available for sale did not impact net income. Common Stock, redeemable preferred stock, bonds and notes not classified as held to maturity are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar

(e) Realized Investment Gains and Losses
    The cost of securities sold is based upon the specific identification method and any gains or losses are reflected in the accompanying statements of operations.

(f) Deferred Policy Acquisition Costs
    The costs associated with acquiring new insurance contracts have been deferred. Such costs are being amortized over the premium paying period or in proportion to premiums earned on those contracts.

(g) Depreciation and Amortization
    Depreciation and amortization of properties, equipment and leasehold improvements are calculated principally under the straight-line method based on the estimated useful life of the asset for financial reporting purposes.
    Maintenance and repairs are charged to expenses as incurred; additions and major betterments are capitalized and depreciated. At the time of retirement or other disposition of property, equipment or leasehold improvements, the accounts are relieved of the cost and the related accumulated depreciation and any gains or losses are reflected in income.

(h) Insurance Contracts

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

(I) Insurance Loss Reserves

    The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, terminations, morbidity, and other assumptions which were appropriate at the time the contracts were issued. Such estimates were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at March 31, 1996.
    The liabilities for unpaid claims of short-duration contracts and related adjustment expenses are determined using case basis evaluations and statistical analysis and represent estimates of the ultimate net cost of all reported and unreported claims relating to insured events which are unpaid at year-end. The liabilities include estimates of future trends in claims severity and frequency and other factors which could vary as the claims are ultimately settled. Although such estimates may vary, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed, and as adjustments to these liabilities become necessary, they are reflected in current operations.

(j) Recognition of Premium Revenues and Costs

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


Total consolidated revenues increased 48% to $13,915,526 in the first quarter 1996 from $9,372,252 for the first quarter 1995.

Insurance premiums increased 25% for the first quarter 1996 over the first quarter 1995. This increase is due primarily to a 14% decrease in the reinsurance cession rate ,effective January 1, 1996, as well as a fourth quarter 1995 rate increase in the core personal injury protection and property damage liability business of the Registrant's principal property and casualty subsidiary. Investment income rose 34% from $1,224,635 for the first quarter 1995 to $1,637,385 for the first quarter 1996. This increase is attributable to an increase in invested assets, the migration of invested assets from lower-yielding short term investments to higher-yielding investments with an average maturity of three to four years and an overall increase in yields. Net realized gains on the sale of investments increased from $35,254 in the first quarter 1995 to $141,239 in the first quarter 1996. Service fees earned increased 187% from $876,527 in the first quarter 1995 to $2,514,566 in the first quarter 1996 due to the strong volume of policies administered for the State of Florida's joint underwriting associations as well as continued growth in the Registrant's premium finance business.

Consolidated expenses increased 53% from $7,852,066 in the first quarter 1995 to $11,997,136 in the first quarter 1996. This increase is principally due to the reduction in both the reinsurance cession rate and the ceding commission rate itself. Both of these result in lower ceding commissions which offset policy acquisition costs. Interest on Note is generated from the $12,000,000 loan that was consummated in the fourth quarter 1995.

Cash dividend and capital expenditure requirements continue to be provided by funds generated from operations. The Registrant maintains sufficient liquidity to meet operational needs. The Registrant's investment policy continues to emphasize high quality securities matched closely with the Registrant's short liability duration.

                                    Part II

                               OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.

                  27.  Financial Data Schedule (for SEC use only).

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended March 31, 1996.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         MOBILE AMERICA CORPORATION
                                                Registrant



May 13, 1996                             By /s/ Thomas L. Stinson
   ---------                                -------------------------
   Date                                      Thomas L. Stinson
                                         Vice President Financial Reporting