Form 10-Q
period 1996-06-30
MOBILE AMERICA CORP
filed 1996-08-14
CIK 67199

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
   FOR QUARTER ENDED JUNE 30, 1996                COMMISSION FILE NO. 0-6764

                           MOBILE AMERICA CORPORATION
             (Exact name of registrant as specified in its charter)


                   FLORIDA                                      59-1218935
       (State or other jurisdiction of                       (I.R.S.Employer
        incorporation or organization)                     Identification No.)

  100 FORTUNE PARKWAY, JACKSONVILLE, FLORIDA                      32256
   (Address of principal executive offices)                     (Zip Code)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA                 (904) 363-6339
                      CODE

                                      N/A
Former name, former address and former fiscal year, if changed since last report

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X .        No.     .
         ----             ----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 6,260,040 shares of common stock, par value $.025 per share, outstanding as of the close of business on June 30, 1996.

                                     PART I

                           MOBILE AMERICA CORPORATION

                                     INDEX

                                                                                        PAGE
                                                                                        ----
Financial Statements:
  Part I
  Consolidated Balance Sheets.........................................................    1
  Consolidated Statements of Operations...............................................    2
  Consolidated Statements of Cash Flows...............................................    3
  Consolidated Statements of Changes in Stockholders' Equity..........................    4
  Notes to Financial Statements.......................................................  5-8
  Management's Discussion and Analysis of the Consolidated Statements of Operations...    9
  Exhibit 11 -- Computations of Earnings Per Share....................................   10
  Part II
  Other Information, and Signatures...................................................   11

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                                                                                            1996             1995
                                                                                        ------------     ------------
                                                       ASSETS
Investments:
  Securities held to maturity at amortized cost (fair value $61,555,036 and
    $52,785,561)......................................................................  $ 62,119,752     $ 52,460,555
  Securities available for sale (amortized cost $32,895,015 and $34,644,650)..........    33,223,418       35,690,835
  Notes receivable less unearned discount of $74 and $74..............................         1,174            2,650
  Short-term investments..............................................................    11,599,451       22,470,314
                                                                                        ------------     ------------
        Total investments.............................................................   106,943,795      110,624,354
                                                                                        ------------     ------------
Cash..................................................................................    (2,691,223)       6,510,457
Receivables:
  Insurance premiums..................................................................     3,272,244        2,563,715
  Accrued investment income and other.................................................     1,814,759        1,971,356
  Reinsurance.........................................................................    29,637,917       33,822,126
                                                                                        ------------     ------------
        Total receivables.............................................................    34,724,920       38,357,197
                                                                                        ------------     ------------
Income taxes:
  Currently receivable................................................................            --               --
  Deferred............................................................................     1,819,146          760,025
                                                                                        ------------     ------------
        Total income taxes............................................................      1819,146          760,025
                                                                                        ------------     ------------
Prepaid reinsurance premiums..........................................................    20,961,765       24,260,694
Inventory of mobile homes.............................................................        39,545           39,545
Deferred policy acquisition costs.....................................................    (1,998,895)      (4,209,840)
Property and Equipment:
  Land, at cost.......................................................................       356,970          356,970
  Modular office equipment, at cost less accumulated depreciation of $7,982 and
    $7,982............................................................................         3,000            3,000
  Equipment and leasehold improvements at cost less accumulated depreciation and
    amortization of $2,049,184 and $1,953,916.........................................       758,437          630,458
                                                                                        ------------     ------------
        Total property and equipment..................................................     1,118,407          990,428
                                                                                        ------------     ------------
Equity in Pools and Associations......................................................     4,912,334        4,912,334
Other Assets..........................................................................       462,891          525,968
                                                                                        ------------     ------------
                                                                                        $166,292,685     $182,771,162
                                                                                        ============     ============
                                        LIABILITIES AND STOCKHOLDERS' EQUITY
Insurance loss reserves, including future policy benefits.............................  $ 49,187,938     $ 54,645,686
Unearned premiums.....................................................................    37,801,378       39,535,149
Reinsurance funds withheld and balances payable.......................................    21,181,045       26,120,505
Accrued expenses and other liabilities................................................    11,193,093       15,639,062
Deferred income tax on net unrealized gains on securities available for sale..........       112,000          355,000
Unearned service fees.................................................................     1,923,775        2,610,902
Note payable..........................................................................    12,000,000       12,000,000
Current income taxes payable..........................................................       755,747          551,868
                                                                                        ------------     ------------
        Total liabilities.............................................................  $134,154,976     $151,458,172
                                                                                        ------------     ------------
Stockholders' equity:
  Common stock, $.025 par value per share
  Authorized -- 18,000,000 shares Issued -- 6,720,396 shares..........................       168,010          168,010
Capital in excess of par value........................................................     2,686,060        2,686,060
Net unrealized appreciation on securities available for sale net of deferred income
  taxes...............................................................................       216,403          691,185
Treasury Stock at cost, 460,356 and 460,356 shares....................................      (420,944)        (420,944)
Retained Earnings.....................................................................    29,488,180       28,188,679
                                                                                        ------------     ------------
        Total stockholders' equity....................................................    32,137,709       31,312,990
                                                                                        ------------     ------------
                                                                                        $166,292,685     $182,771,162
                                                                                        ============     ============

                 See notes to consolidated financial statements

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
 QUARTERS ENDED JUNE 30, 1996 AND 1995, SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                               QUARTERS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                              -------------------------   -------------------------
                                                 1996          1995          1996          1995
                                              -----------   -----------   -----------   -----------
Revenues:
  Insurance premiums earned (net of premiums
     ceded of $13,372,205, $14,906,650,
     $27,064,138 and $28,077,173)...........  $ 9,491,528   $ 6,986,398   $19,102,365   $14,196,275
  Investment income.........................    1,672,300     1,340,321     3,309,685     2,564,956
  Equipment rentals.........................           --        18,179            --        39,538
  Service fees earned.......................    3,553,546     2,397,195     6,068,112     4,132,062
  Other.....................................       (3,907)       26,817         7,592        26,817
  Sales of modular office equipment.........           --         4,000            --         8,600
  Net realized gains on investments.........       81,255        69,299       222,494       104,553
                                              -----------   -----------   -----------   -----------
          Total revenues....................   14,794,722    10,842,209    28,710,248    21,072,801
                                              -----------   -----------   -----------   -----------
Expenses:
  Losses and loss adjustment expenses (net
     of reinsurance recoveries of
     $14,963,801, $10,236,917, $24,829,162
     and $19,909,174).......................    7,357,383     6,374,375    14,074,895    12,226,792
  Policy acquisition costs..................      750,116    (1,095,173)    2,438,610      (757,869)
  Salaries and wages........................    1,498,768     1,228,736     3,273,845     2,587,856
  General and administrative................    1,915,684     1,490,392     3,476,237     2,651,913
  Cost of sales of modular office
     equipment..............................           --            --            --            44
  Interest on note..........................      251,766            --       507,266            --
                                              -----------   -----------   -----------   -----------
          Total expenses....................   11,773,717     7,998,330    23,770,853    16,708,736
                                              -----------   -----------   -----------   -----------
Income before provision for income taxes....    3,021,005     2,843,879     4,939,395     4,364,065
Provision for income taxes:
  Current...................................    1,513,704       879,444     2,023,704     1,480,103
  Deferred..................................     (530,046)      175,000      (555,046)      (34,000)
                                              -----------   -----------   -----------   -----------
          Total provision for income
            taxes...........................      983,658     1,054,444     1,468,658     1,446,103
                                              -----------   -----------   -----------   -----------
Net income..................................  $ 2,037,347   $ 1,789,435   $ 3,470,737   $ 2,917,962
                                              ===========   ===========   ===========   ===========
Earnings per share:
  Net income................................  $       .32   $       .29   $       .55   $       .47
                                              ===========   ===========   ===========   ===========
Weighted average number of common stock and
  common stock equivalents..................    6,260,040     6,264,040     6,260,040     6,264,040
                                              ===========   ===========   ===========   ===========

                See accompanying notes to financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                        1996           1995
                                                                    ------------   ------------
Cash Flows from Operating Activities:
  Net Income......................................................  $  3,470,737   $  2,917,962
     Adjustments to reconcile net income to net cash provided by operating activities:
       Provisions for depreciation................................        95,267        109,814
       Gain on sale of investments................................      (222,494)      (104,553)
       Increase in insurance premiums receivable..................      (708,529)    (3,069,100)
       (Increase) decrease in accrued investment income and
        other.....................................................       156,597     (1,091,913)
       (Increase) decrease in deferred policy acquisition costs...    (2,210,945)        70,670
       Decrease in prepaid expenses and other assets..............        63,077        100,693
       Decrease in insurance loss reserves........................    (5,457,748)    (2,131,569)
       (Decrease) increase in unearned premiums...................    (1,733,771)     1,668,348
       Decrease in reinsurance funds held and balances payable....    (4,939,460)    (1,215,227)
       Increase (decrease) in accrued expenses and other
        liabilities...............................................    (4,445,969)     5,795,064
       Increase in current income taxes...........................       203,879      1,639,044
       Increase in deferred income taxes receivable...............    (1,059,121)       (34,000)
       Decrease (increase) in reinsurance premiums receivable.....     4,184,209         (9,630)
       Decrease in prepaid reinsurance premiums...................     3,298,929        696,596
       Increase (decrease) in unearned service fees...............      (687,127)       595,115
                                                                    ------------   ------------
          Net cash (used) provided by operating activities........    (9,992,469)     5,937,314
                                                                    ------------   ------------
Cash Flows from Investing Activities:
  Net change in short term investments............................    10,870,863     (2,107,535)
  Purchase of equity securities...................................    (1,522,280)    (1,442,591)
  Sale of equity securities.......................................       984,780      1,145,845
  Purchase of modular offices, equipment and leasehold
     improvements.................................................      (227,846)       158,326
  Purchase of fixed maturities....................................   (22,187,048)   (10,982,527)
  Sales of fixed maturities.......................................    15,037,480      6,781,287
  Notes receivable................................................         1,476          1,328
  Sale of modular offices, equipment and leasehold improvements...         4,600             --
                                                                    ------------   ------------
          Net cash provided in investing activities...............     2,962,025     (6,445,867)
                                                                    ------------   ------------
Cash Flows from Financing Activities:
  Dividends paid to shareholders..................................    (2,171,236)      (946,223)
                                                                    ------------   ------------
          Net cash used in financing activities...................    (2,171,236)      (946,223)
                                                                    ------------   ------------
Net decrease in cash..............................................    (9,201,680)    (1,454,776)
Cash, beginning year..............................................     6,510,457      5,479,899
                                                                    ------------   ------------
Cash, end of period...............................................  $ (2,691,223)  $  4,025,123
                                                                     ===========    ===========

                See notes to consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                         1996          1995
                                                                      -----------   -----------
Common Stock:
  No change during period...........................................  $   168,010   $   168,010
                                                                      -----------   -----------
Capital in excess of par value:
  No change during period...........................................    2,686,060     2,686,060
                                                                      -----------   -----------
Net unrealized appreciation on securities available for sale:
  Balance at beginning of period....................................      691,185            --
  Increase..........................................................     (717,782)           --
Deferred taxes on unrealized gains..................................      243,000            --
                                                                      -----------   -----------
  Balance at end of period..........................................      216,403            --
Net unrealized investment gains (losses) on equity securities:
  Balance at beginning of period....................................           --      (158,099)
  Increase (decrease)...............................................           --       227,479
  Deferred taxes on unrealized gains................................           --            --
                                                                      -----------   -----------
  Balance at end of period..........................................           --        69,380
                                                                      -----------   -----------
Treasury Stock:
  No change during period...........................................     (420,944)     (388,441)
                                                                      -----------   -----------
Retained earnings:
  Balance at beginning of period....................................   28,188,679    23,306,761
  Net income........................................................    3,470,737     2,917,962
  Cash dividends $.35 and $.18 per share............................   (2,171,236)     (946,223)
                                                                      -----------   -----------
  Balance at end of period..........................................   29,488,180    25,278,500
                                                                      -----------   -----------
Total stockholders' equity at end of period.........................  $32,137,709   $27,813,509
                                                                       ==========    ==========

                See notes to consolidated financial statements.

                           MOBILE AMERICA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                     QUARTERS ENDED JUNE 30, 1996 AND 1995

NOTE 1

     In the opinion of the Registrant, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal occurring accruals) necessary to present fairly its financial position as of June 30, 1996, and the results of its operations and statement of cash flow for the six months ended June 30, 1996.

NOTE 2

     The results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

NOTE 3 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                           MOBILE AMERICA CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
              QUARTERS ENDED JUNE 30, 1996 AND 1995 -- (CONTINUED)

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

  (i) Insurance Loss Reserves

     The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, terminations, morbidity, and other assumptions which were appropriate at the time the contracts were issued. Such estimates were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at June 30, 1996.

     The liabilities for unpaid claims of short-duration contracts and related adjustment expenses are determined using case basis evaluations and statistical analysis and represent estimates of the ultimate net cost of all reported and unreported claims relating to insured events which are unpaid at the balance sheet date. The liabilities include estimates of future trends in claims severity and frequency and other factors which could vary as the claims are ultimately settled. Although such estimates may vary, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed, and as adjustments to these liabilities become necessary, they are reflected in current operations.

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

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS.

     Total consolidated revenues increased by 36% from $21,072,801 for the first six months of 1995 to $28,710,248 for the first six months of 1996.

     Insurance premiums earned increased 35% from $14,196,275 in the first six months of 1995 to $19,102,365 for the first six months of 1996, principally due to a 14% decrease in the reinsurance cession rate effective January 1, 1996 and a fourth quarter 1995 premium rate increase in the core personal injury protection and property damage liability business of the Registrant's principal property and casualty insurance subsidiary. Investment income increased from $2,564,956 for the first six months of 1995 to $3,309,685 during the first six months of 1996, an increase of 29%. This increase is attributable to an increase in invested assets, a shift from lower-yielding short-term investments to higher-yielding investments with average maturities of three to four years, and an overall increase in investment yields. Net realized gains from the sale of investments increased from $104,553 during the first six months of 1995 to $222,494 during the comparable period of 1996. Service fees earned increased 47% from $4,132,062 in the first six months of 1995 to $6,068,112 during the same period in 1996 due to an increase in policies administered on a fee-for-service basis for the State of Florida's Joint Underwriting Associations.

     Consolidated expenses increased by 42% from $16,708,736 during the first six months of 1995 to $23,770,853 during the first six months of 1996. This increase is due to the reduction in the reinsurance cession rate and a reduction in the reinsurance ceding commission rate. These changes result in the Company retaining higher exposure to losses and loss adjustment expenses, which is offset by higher earned premiums as noted previously, and receiving lower ceding commission margins which offset policy acquisition costs. The increase in salaries and wages and general and administrative expenses results from additional costs associated with administrating the growth in the Florida Joint Underwriting Association business and the increase in business within the Registrant's core insurance business. Interest on Note relates to a $12,000,000 loan consummated during the fourth quarter of 1995. The note accrues interest at the 30 day LIBOR rate plus 275 basis points and is paid monthly.

     The Registrant maintains sufficient liquidity to meet operational needs. Cash dividends and capital expenditure requirements are provided by funds generated from operations and investing activities. The Registrant's investment policy continues to emphasize higher quality securities matched closely with the Registrant's short liability duration.

                                    PART II

                               OTHER INFORMATION

ITEM 6 -- EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

     11.  Unaudited computations of earnings per share.
     27.  Financial Data Schedule (for SEC use only).

     (b)  Reports on Form 8K

          No reports on form 8K were filed for the quarter ended June 30, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          MOBILE AMERICA CORPORATION
                                          Registrant

                                         By:   /s/
                                          --------------------------------------

                                         By:   /s/  THOMAS L. STINSON
                                          --------------------------------------
                                          Thomas L. Stinson
                                          Vice President Financial Reporting

August 14, 1996
Date