Form 10-Q
period 1996-09-30
MOBILE AMERICA CORP
filed 1996-11-14
CIK 67199

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1996_________________Commission File No. 0-6764




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

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 6,260,040 shares of common stock, par value $.025 per share, outstanding as of the close of business on September 30, 1996.

                                     PART I



                           MOBILE AMERICA CORPORATION

                                     INDEX



Financial Statements:                                               Page

     Part I
     ------

     Consolidated Balance Sheets                                       1

     Consolidated Statements of Operations                             2

     Consolidated Statements of Cash Flows                             3

     Consolidated Statements of Changes in
       Stockholders' Equity                                            4

     Notes to Financial Statements                                     5-8

     Management's Discussion and Analysis
        of the Consolidated Statements of Operations                   9

     Exhibit 11 - Computations of Earnings Per Share                   10


     Part II
     -------

     Other Information, and Signatures                                 11

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1996 and December 31, 1995



                ASSETS                                   1996               1995
                ------                                   ----               ----
Investments:
 Securities held to maturity
  at amortized cost (fair value
  $60,485,078 and $52,785,561)                      $ 60,719,641        $ 52,460,555
 Securities available for sale
  (amortized cost $32,021,346
   and $34,644,650                                    32,341,106          35,690,835
 Notes receivable less unearned
  discount                                                   404               2,650
 Short-term investments                               14,219,393          22,470,314
                                                    ------------        ------------

      Total investments                              107,280,544         110,624,354
                                                    ------------        ------------


Cash                                                  (2,434,907)          6,510,457
Receivables:
 Insurance premiums                                    3,418,795           2,563,715
 Accrued investment income and other                   1,699,524           1,971,356
 Reinsurance                                          26,179,905          33,822,126
                                                    ------------        ------------

   Total receivables                                  31,298,224          38,357,197
                                                    ------------        ------------

Income taxes:
 Currently receivable                                       -                   -
 Deferred                                              1,994,439             760,025
                                                    ------------        ------------

   Total income taxes                                  1,994,439             760,025
                                                    ------------        ------------

Prepaid reinsurance premiums                          18,621,491          24,260,694

Inventory of mobile homes                                 39,545              39,545

Deferred policy acquisition costs                     (1,205,980)         (4,209,840)

Property and Equipment:
 Land, at cost                                           356,970             356,970
 Modular office equipment, at cost less
   accumulated depreciation of $7,982
   and $7,982                                              3,000               3,000

Equipment and leasehold improvements
  at cost less accumulated
  depreciation and amortization of
  $2,099,532 and $1,953,916                              752,517             630,458
                                                    ------------        ------------

  Total property and equipment:                        1,112,487             990,428
                                                    ------------        ------------

Equity in Pools and Associations                       1,248,223           4,912,334
Other Assets                                             384,447             525,968
                                                    ------------        ------------
                                                    $158,338,513        $182,771,162
                                                    ============        ============


  LIABILITIES AND STOCKHOLDERS' EQUITY                  1996               1995
  ------------------------------------                  ----               ----

  Insurance loss reserves, including
    future policy benefits                          $ 44,392,021       $ 54,645,686
  Unearned premiums                                   35,296,581         39,535,149
  Reinsurance funds withheld and
    balances payable                                  17,578,024         26,120,505
  Accrued expenses and other liabilities              12,410,046         15,639,062
  Deferred income tax on net unrealized gains on
    securities available for sale                         98,100            355,000
  Unearned service fees                                1,327,526          2,610,902

  Note payable                                        12,000,000         12,000,000
  Current income taxes payable                         1,089,509            551,868
                                                    ------------       ------------


         Total liabilities                          $124,191,807       $151,458,172
                                                    ------------       ------------

  Stockholders' equity:
  Common stock, $.025 par value per share
    Authorized - 18,000,000 shares

    Issued - 6,720,396 shares                            168,010            168,010




  Capital in excess of par value                       2,686,060          2,686,060



  Net unrealized appreciation on securities
    available for sale net of deferred income taxes      221,660            691,185



  Treasury Stock at cost, 460,356 and
    460,356 shares                                      (420,944)          (420,944)


  Retained Earnings                                   31,491,920         28,188,679
                                                    ------------       ------------

  Total stockholders' equity                          34,146,706         31,312,990
                                                    ------------       ------------

                                                    $158,338,513       $182,771,162
                                                    ============       ============

See notes to consolidated financial statements

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995, NINE MONTHS ENDED SEPTEMBER 30,
                                1996 AND 1995

                                                                                            Nine Months Ended
                                             Quarters Ended September 30,                       September 30,
                                             ----------------------------               --------------------------
                                             1996                    1995               1996                  1995
                                             ----                    ----               ----                  ----
Revenues:
  Insurance premiums earned
    (net of premiums ceded of
    $12,736,744, $13,188,504,
    $39,800,882 and $42,065,677)             $ 9,849,945     $ 10,274,025               $ 28,952,310   $ 24,470,300
  Insurance premium earned pools
     and associations                         (7,279,659)            -                    (7,279,659)          -
  Investment income                            1,031,776        1,381,763                  4,341,461      3,946,719
  Equipment rentals                                1,520           20,965                      1,520         60,503
  Service fees earned                          2,610,521        3,095,254                  8,678,633      7,227,316
  Other                                              300           40,886                      7,892         67,703
  Sales of modular office equipment                 -               2,650                       -            11,250
  Net realized gains on investments              187,007           93,803                    409,501        198,356
                                             -----------     ------------               ------------   ------------

        Total revenues                         6,401,410       14,909,346                 35,111,658     35,982,147
                                             -----------     ------------               ------------   ------------

Expenses:
  Losses and loss adjustment
    expenses (net of reinsurance
    recoveries of $11,921,648,
    $11,286,936, $36,750,810
    and $31,196,110)                           8,114,324        9,414,111                 22,189,219     21,640,903
  Policy acquisition costs                       279,110        1,918,379                  2,717,720      1,160,510
  Salaries and wages                           1,813,974        1,426,680                  5,087,819      4,014,536
  General and administrative                     297,279          674,232                  3,773,516      3,326,145
  Losses and expenses incurred
     pools and associations                   (7,305,450)            -                    (7,305,450)          -
  Cost of sales of modular office
    equipment                                       -                -                          -                44
  Interest on note                               251,286             -                       758,552           -
                                             -----------     ------------               ------------   ------------

        Total expenses                         3,450,523       13,433,402                 27,221,376     30,142,138
                                             -----------     ------------               ------------   ------------

Income before provision for
 income taxes                                  2,950,887        1,475,944                  7,890,282      5,840,009
Provision for income taxes:
  Current                                      1,143,141           61,429                  3,166,845      1,541,532
  Deferred                                      (195,995)        (114,494)                  (751,041)      (148,494)
                                             -----------     ------------               ------------   ------------

        Total provision for
          income taxes                           947,146          (53,065)                 2,415,804      1,393,038
                                             -----------     ------------               ------------   ------------

Net income                                   $ 2,003,741     $  1,529,009               $  5,474,478   $  4,446,971
                                             ===========     ============               ============   ============

Earnings per share:

        Net income                           $       .32     $        .24               $        .87   $        .71
                                             ===========     ============               ============   ============
Weighted average number of
common stock and common stock
equivalents                                    6,260,040        6,260,040                  6,260,040      6,260,040
                                             ===========     ============               ============   ============


     See accompanying notes to financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                                                                    1996          1995
                                                                    ----          ----
Cash Flows from Operating Activities:
 Net Income                                                    $ 5,474,478    $ 4,446,971
 Adjustments to reconcile net income to
  net cash provided (used) by operating activities:
    Provisions for depreciation                                    145,615        516,922
    Gain on sale of investments                                   (409,501)      (198,356)
    Decrease (increase) in insurance premiums receivable         2,809,031     (3,676,964)
    (Increase) decrease in accrued investment income
      and other                                                    271,832       (323,678)
    (Increase) decrease in deferred policy acquisition costs    (3,003,860)       154,289
    Decrease in prepaid expenses and other assets                  141,521        100,693
    Decrease in insurance loss reserves                        (10,253,665)    (2,311,813)
    (Decrease) increase in unearned premiums                    (4,238,568)     2,210,521
    Decrease in reinsurance funds held
      and balances payable                                      (8,542,481)    (1,551,902)
    Increase (decrease) in accrued expenses
      and other liabilities                                     (3,229,016)     2,828,835
    Increase in current income taxes                               537,643      2,605,439
    Increase in deferred income taxes receivable                (1,234,414)      (148,494)
    Decrease (increase)in reinsurance premiums receivable        7,642,221       (523,366)
    Decrease (increase)in prepaid reinsurance premiums           5,639,200       (181,178)
    Increase(decrease) in unearned service fees                 (1,283,376)       756,560
                                                               -----------    -----------

               Net cash (used) provided by
                  operating activities                          (9,533,340)     4,704,479
                                                               -----------    -----------

Cash Flows from Investing Activities:
  Net change in short term investments                           8,250,921       (586,260)
  Purchase of equity securities                                 (2,023,800)    (2,073,775)
  Sale of equity securities                                      2,309,652      1,852,021
  Purchase of modular offices, equipment
    and leasehold improvements                                        -           158,326
  Purchase of fixed maturities                                 (28,439,260)   (18,114,533)
  Sales of fixed maturities                                     22,661,699     15,526,863
  Notes receivable                                                    -             1,873
                                                               -----------    -----------

              Net cash provided (used)in investing
                   activities                                    2,759,212     (3,235,485)
                                                               -----------    -----------

Cash Flows from Financing Activities:
  Purchase treasury stock                                             -           (32,503)
  Dividends paid to shareholders                                (2,171,236)      (946,223)
                                                               -----------    -----------

               Net cash used in financing activities            (2,171,236)      (978,726)
                                                               -----------    -----------

Net (decrease) increase in cash                                 (8,945,364)       490,268

Cash, beginning of year                                          6,510,457      5,479,899
                                                               -----------    -----------

Cash, end of period                                            $(2,434,907)   $ 5,970,167
                                                               ===========    ===========


     See notes to consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995




                                                                 1996         1995
                                                             ------------  ------------
Common Stock:
        No change during period                              $    168,010  $    168,010
                                                             ------------  ------------


Capital in excess of par value:
        No change during period                                 2,686,060     2,686,060
                                                             ------------  ------------

Net unrealized appreciation on securities
  available for sale:
        Balance at beginning of period                            691,185      (158,099)
        Increase                                                 (726,425)      (15,991)
Deferred taxes on unrealized gains                                256,900          -
                                                             ------------  ------------
        Balance at end of period                                  221,660      (174,090)
                                                             ------------  ------------


Treasury Stock:

        No change during period                                  (420,944)     (420,944)
                                                             ------------  ------------

Retained earnings:
        Balance at beginning of period                         28,188,679    23,306,761
        Net income                                              5,474,478     4,446,971
        Cash dividends $.35 and $.18
          per share                                            (2,171,236)     (946,223)
                                                             ------------  ------------
        Balance at end of period                               31,491,920    26,807,509
                                                             ------------  ------------


Total stockholders' equity at end of period                  $ 34,146,706  $ 29,066,545
                                                             ============  ============


See notes to consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                         NOTES TO FINANCIAL STATEMENTS
                   QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995
Note 1

     In the opinion of the Registrant, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal occurring accruals) necessary to present fairly its financial position as of September 30, 1996, and the results of its operations and statement of cash flow for the nine months ended September 30, 1996.

Note 2

     The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.

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

(i)  Insurance Loss Reserves

     The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, terminations, morbidity, and other assumptions which were appropriate at the time the contracts were issued. Such estimates were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at September 30, 1996.

     The liabilities for unpaid claims of short-duration contracts and related adjustment expenses are determined using case basis evaluations and statistical analysis and represent estimates of the ultimate net cost of all reported and unreported claims relating to insured events which are unpaid at the balance sheet date. The liabilities include estimates of future trends in claims severity and fequency and other factors which could vary as the claims are ultimately settled. Although such estimates may vary, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed, and as adjustments to these liabilities become necessary, they are reflected in current operations.

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

(k)  Recognition of Service Fees

     Service fees represent proceeds from servicing insurance policies for third parties on a fee-for-service basis. Fees are recognized as revenue over the expected service life of the underlying insurance policies.

Note 4

     In the third quarter of 1996 the Florida Joint Underwriting Association issued reports reflecting the Company's participation in the pool. This included adjustments to the Company's participation for years prior to 1996. A financial summary is presented below:

               Direct earned premium             $   (16,040,389)
               Ceded earned premium                    8,760,730
                                                 ---------------
                     Net earned premium               (7,279,659)
                                                 ===============

               Direct losses and loss
                     adjustment expenses             (15,037,452)
               Ceded losses and loss adjustment
                     expenses                          7,882,219
               Direct policy acquisition costs        (2,715,364)
               Ceded policy acquisition costs          2,565,147
                                                 ---------------
                     Net losses and expenses     $    (7,305,450)
                                                 ===============



     These adjustments are reported in the Unaudited Statements of Operations for the quarter ended and nine months ended September 30, 1996.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Total consolidated revenue decreased 2% from $35,982,147 for the first nine months of 1995 to $35,111,658 for the first nine months of 1996. As discussed below, this change as well as a decease in consolidated expenses is a result of adjustments to the Company's participation in the Florida Joint Underwriting Association pool.

     Insurance premiums earned decreased 11% from $24,247,300 reported at September 30, 1995 to $21,672,651 for the nine months ended September 30, 1996 due to a net $7,279,659 decrease in the Company's insurance affiliate's participation in the Florida Joint Underwriting Association. Adjusting for this change, earned premiums for the nine months ended September 30, 1996 total $28,952,310 an 18% increase over 1995. This increase is due to a 14% decrease in the reinsurance cession rate effective January 1, 1996 and a premium rate increase on personal injury protection and property damage liability business. Investment income increased from $3,946,719 for the first nine months of 1995 to $4,341,461 during the first nine months of 1996, a 10% increase. This increase is attributable to a shift from lower yielding short-term investments to higher yielding investments with average maturity of three to four years, and an overall increase in investment yields. Service fees earned increased 20% from $7,227,316 reported in 1995 to $8,678,633 in 1996 as policies administered on a fee-for-service basis mature. The Company continues to seek opportunities in this area. Net realized investment gains for the nine months ended September 30, 1996 were $409,501 compared to $198,356 reported during the same period in 1995.

     Consolidated expenses decreased 10% from $30,142,138 during the first nine months of 1995 to $27,221,378 during the comparable period of 1996. This includes $7,305,450 in loss and expense credits resulting from participation in the Florida Joint Underwriting Association. Adjusting for these credits, consolidated expenses would total $34,526,826, a 15% increase over 1995. This increase is due to the reduction in the reinsurance cession rate and a reduction in the reinsurance ceding commission rate. These changes result in the Company retaining higher exposure to losses and loss adjustment expenses, which is offset by higher earned premiums as noted previously, and receiving lower ceding commission margins which off set acquisition costs. The increase in salary and wages and general administrative expenses results from additional costs associated with administering the growth in the fee-for-service business and the increase in business within the Company's core insurance business. Interest on Note relates to a $12,000,000 loan consummated during the fourth quarter of 1995. The note accrues interest at the 90 day LIBOR rate plus 275 basis points and is paid monthly.

     The Registrant maintains sufficient liquidity to meet operational needs. Cash dividends and capital expenditure requirements are provided by funds generated from operations and investing activities. The investment policy continues to empathize higher quality securities matched closely with the short liability duration.

                                    Part II

                               OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.
                  27.  Financial Data Schedule (for SEC use only)

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended September 30, 1996.







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



                                        MOBILE AMERICA CORPORATION
                                        --------------------------
                                                Registrant


November 14, 1996
-----------------
     Date


                                        By /s/ Thomas L. Stinson
                                           ----------------------------------
                                               Thomas L. Stinson
                                               Vice President Financial
                                               Reporting