Form 10-K405
period 1996-12-31
MOBILE AMERICA CORP
filed 1997-03-31
CIK 67199

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
 Securities Exchange Act of 1934 (NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996)

     For the fiscal year ended December 31, 1996 Commission file No. 0-6764
                               -----------------                     ------

                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                           Mobile America Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                            59-1218935
     -------------------------------             -------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

     100 Fortune Parkway
     Jacksonville, Florida                              32256
----------------------------------------         ------------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code (904) 363-6339
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
       Title of each class                       on which registered

            None                                      None
-------------------------------             -----------------------------

Securities Registered pursuant to Section 12(g) of the Act:


                          Common Stock $.025 par value
-------------------------------------------------------------------------------
                                  ------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 1, 1997: $26,452,515
                                  ------------

Common Stock ($.025 Par value) outstanding at March 1, 1997: 6,255,040 Shares
                                                             ----------------


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes    X         No
                          ----           ----


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                     PART 1

Item 1. Business
Introduction

     Mobile America Corporation (the "Registrant"), through its two (2) principal, wholly owned subsidiaries, Mobile America Insurance Group, Inc. ("MAIG"), a managing general agent for the Registrant's insurance company subsidiaries, and Fortune Insurance Company ("Fortune"), a Florida domiciled property and casualty insurance company, is engaged primarily in the underwriting and marketing of minimum requirement automobile insurance in Florida. This business has accounted for more than 90% of the Registrant's consolidated revenues in each of the last five (5) years.

     The Registrant's other significant wholly owned subsidiaries are as follows:

     Fortune Life Insurance Company ("Fortune Life"), an Arizona domiciled company, is engaged in the business of writing life insurance coverages primarily in Florida and Louisiana.

     Pegasus Insurance Company ("Pegasus"), an Oklahoma domiciled property and casualty insurance company, was acquired in 1993 to operate as an excess and surplus lines insurer in Florida.

     Fortune Financial Corporation ("Fortune Financial") acts as a servicing provider for Fortune Insurance Company which is a servicing carrier for the Florida Automobile Joint Underwriting Association (FAJUA) and a subcontractor, through a third party arrangement, for the Florida Residential Property and Casualty Joint Underwriting Association (FRPCJUA).

     Big Gorilla, Inc., a licensed Florida premium finance company, provides a policy financing source for MAIG's brokers.

Operations

     The Registrant and its subsidiaries are primarily engaged in insurance and insurance related services with the bulk of the business being minimum requirement automobile insurance coverages in the State of Florida. The insurance operations of the Registrant generated gross insurance premiums earned of $76.8 million during 1996. Insurance premiums earned, net of reinsurance cessions, have increased from $33.6 million in 1995 to $40.4 million in 1996.

Automobile Insurance

     During 1980, Fortune began to market automobile insurance, placing emphasis on physical damage, personal injury protection, and in recent years, property damage liability coverage in the private passenger automobile market. Because of the nature of private passenger and commercial automobile insurance, Fortune carefully monitors underwriting results in these lines. Fortune's marketing and underwriting will strive to improve results and the Registrant will continue to emphasize and actively market these lines.

Personal Property Insurance

     The Registrant's property and casualty insurance subsidiaries, Fortune and Pegasus, have continued to write homeowners and dwelling fire policies throughout the State of Florida. As of December 31, 1996, these companies insured nearly 8,000 property risks, with a total written premium for all property lines of $4.0 million in 1996. Growth in this area is primarily related to the expansion of excess and surplus lines business written through Pegasus. The Registrant plans to be active in this line of business, however, extreme caution will be exercised with respect to rates, profitability and the competitive market.

Commercial Lines

     The Registrant's two property and casualty insurance subsidiaries also write Special Multi-peril insurance on restaurants, small offices, businesses, and churches, all in Florida. In 1996, gross earned premiums totaled approximately $312,000.

Life Insurance

     Fortune Life sells annual renewable term life insurance with limited first year benefits. During 1996, total life insurance premium written was $77,000..

Excess and Surplus Lines Insurance

     During 1993, the Registrant purchased Pegasus which was subsequently admitted on an excess and surplus lines basis in Florida during December 1993. In September 1994, Pegasus marketed its first insurance program, a commercial general liability (CGL) policy for artisan contractors. Pegasus wrote $133,000 in premiums in 1995 and has increased its premium writings to $1,858,000 in 1996 by expanding its product line to include homeowners and commercial multiperil products.

Fee for Service Operations

     During 1993, Fortune Financial was formed to act as a servicing provider for Fortune which was selected as one of eight servicing carriers for the FRPCJUA, the first residential underwriting association in the nation. This association was formed to function as an insurance pool for individuals who, because of Hurricane Andrew, either lost their homeowners insurance or cannot obtain homeowners insurance.

     Since 1993, Fortune Financial has written in excess of $35 million in premiums on 101,000 policies for the FRPCJUA. As a servicing provider, Fortune Financial underwrites and pays claims with no risk of loss because the FRPCJUA provides the funds for claim payments. For providing this service, Fortune Financial retains a percentage of the gross written premiums generated from the policies it services. This agreement terminated during 1996 and is currently in runoff status. Fortune Financial continues to service policies in force.
In June 1996, Fortune Financial entered into an agreement to act as a subcontractor for Policy Management Systems Corporation with responsibility for processing FRPCJUA policies. For providing this service Fortune Financial retains a percentage of the gross written premiums (less catastrophe premiums) generated from policies it services. As of year-end Fortune Financial has written in excess of $10 million in premiums on 18,000 policies under the June 1996 agreement.

     In October of 1996, Fortune Financial renewed their FAJUA contract, for a period of one year. Fortune has been servicing this business since October of 1994. Fortune Financial is currently servicing approximately 1000 agents, processing in excess of 250 applications per week.

     In November 1994, Fortune was selected by the Federal Insurance Administration to be a producer of the Federal Government's Write Your Own Flood Program. Fortune wrote $120,000 in gross written premium during 1996.

Premium Finance

     The Registrant's premium finance company subsidiary, now entering it's fourth year in the Premium Finance business, will provide some 215 broker agents a source for financing their policy premiums. During 1996 the subsidiary financed nearly 20,000 policies and thus far in 1997, is writing about 1,650 contracts per month. The subsidiary is planning for significant growth in this area since 95% of Fortune's and Pegasus' insureds utilize this method of financing.

Property Rentals and Sales

     The Registrant engaged in the leasing and sales of modular office units for over 20 years and finally discontinued this small, but profitable segment in December 1995.

Financial Information about Industry Segments

     The financial information regarding the Registrant's Industry segments presented in Note 10 of Notes to Consolidated Financial Statements for the three years ended December 31, 1996, is incorporated herein by reference.

Competitive Conditions

     The insurance industry is a highly competitive industry. Certain of the Registrant's competitors have been in the business longer, have a larger volume of business and have substantially greater financial resources than the Registrant. Since the Registrant's insurance operations are modest compared to several of its significant competitors (the Registrant employed 286 people at year-end), management is continuing to focus its marketing and other operations on specialized insurance coverages. Additionally, since the Registrant's insurance subsidiaries transact their business in a heavily regulated industry, they are sensitive to both adverse legislation and administrative directives.

Loss and Loss Adjustment Expense Reserves

     Reserves for unpaid claims and adjustment expenses are maintained to cover the probable ultimate cost of settling all losses incurred, including those not yet reported. Reserves for losses incurred in prior years may be adjusted by review or by payment which could result in either a redundancy or deficiency to the reserve reported at the end of the prior year. Such changes are reflected in current operations.

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

     The following tables present loss and loss adjustment expenses on a paid and incurred basis for the past three one year periods, and development of losses and loss adjustment expenses over the past ten years, all net of reinsurance.


                       Losses and Loss Adjustment Expenses

   Unpaid          Incurred Related to                     Payments Related to       Unpaid
  Beginning       Current        Prior         Total       Current       Prior       End of
   of Year         Year           Year       Incurred       Year         Year         Year
-------------  -------------  ------------  -----------  -----------  -----------  -----------
Year ended December 1996:
-------------------------
  $20,808,027    $27,215,881  ($3,390,000)  $23,825,881  $15,428,840  $ 9,164,329  $20,040,739

Year ended December 1995:
-------------------------
  $19,103,286    $30,737,734  $   188,772   $30,926,506  $15,949,259  $13,272,506  $20,808,027

Year ended December 1994:
-------------------------
  $19,410,271    $26,623,447     ($17,878)  $26,605,569  $13,271,556  $13,640,997  $19,103,287

                                   Analysis of Loss and Loss Adjustment Expense Development
                                                        (In Thousands)


Year Ended December 31,        1986    1987    1988    1989     1990     1991      1992      1993      1994     1995     1996
-----------------------       ------  ------  ------  -------  -------  -------  --------  --------  --------  -------  -------
Liability for Unpaid Losses
 And Loss Adjustment
 Expenses                     $6,242  $7,194  $7,981  $13,577  $14,996  $14,906  $17,207   $19,410   $19,103   $20,808  $20,041

Paid (Cumulative) As of:
 End of Year                    -       -       -        -        -        -        -         -         -         -        -
 One Year Later                2,916   3,275   3,792    6,311    8,583    6,245   13,306    13,641    13,273     9,164
 Two Years Later               4,021   4,525   4,528    8,854   10,899   11,806   15,520    16,292    17,601
 Three Years Later             4,807   4,419   5,173    9,772   11,918   12,380   16,355    17,912
 Four Years Later              4,574   4,671   5,459   10,297   12,170   12,783   16,856
 Five Years Later              4,666   4,820   5,603   10,390   12,313   12,939
 Six Years Later               4,726   4,872   5,632   10,455   12,373
 Seven Years Later             4,787   4,891   5,636   10,496
 Eight Years Later             4,808   4,891   5,661
 Nine Years Later              4,800   4,917
 Ten Years Later               4,825

 Liability Reestimated as of:
 End of Year                   6,242   7,194   7,981   13,577   14,996   14,906   17,207    19,410    19,103    20,808   20,041
 One Year Later                5,898   6,108   7,090   10,173   12,653   12,434   16,488    19,392    19,292    16,485
 Two Years Later               5,225   5,901   5,555   10,496   12,203   12,916   17,507    18,856    21,027
 Three Years Later             5,389   4,925   5,674   10,204   12,332   13,111   17,235    19,458
 Four Years Later              4,687   4,922   5,605   10,396   12,382   13,009   17,414
 Five Years Later              4,742   4,879   5,626   10,464   12,373   13,190
 Six Years Later               4,762   4,891   5,675   10,487   12,517
 Seven Years Later             4,805   4,924   5,655   10,628
 Eight Years Later             4,841   4,910   5,788
 Nine Years Later              4,819   5,044
 Ten Years Later               4,825

Redundancy (Deficiency)        1,417   2,150   2,193    2,949    2,479    1,716     (207)      (48)   (1,924)    4,323

     Item 2. Properties

          The executive and general offices of the Registrant and its subsidiaries, consisting of approximately 22,915 square feet, are located at 100 Fortune Parkway, Jacksonville, Florida. The space is leased by the Registrant for a period ending January 31, 1997, at an initial aggregate annual rental of $179,195 increasing to $202,110. In 1997 the Registrant exercised a renewal option extending the term of the lease to 2002. Annual lease payments range from $207,839 to $231,442 in the final year of the lease.

          In 1997, the Registrant expanded its facilities by leasing approximate 7500 square feet for its personal property, excess and surplus lines and fee for service processing. Annual lease payments range from $58,155 to $61,445 over a three year period.

          The Registrant's subsidiaries, Fortune Insurance Company and Fortune Life Insurance Company own property in Jacksonville, Florida for which there are no definite plans for development at this time. Fortune Insurance Company purchased land in 1987 and 1986 for $165,000 and $140,000 respectively. During 1982, Fortune Life Insurance Company purchased land and a building for $88,000. In 1996 the Registrant purchased land and a building in Jacksonville, Florida for $167,000. This facility serves as off-sight storage.


     Item 3. Legal Proceedings

          The Registrant, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitrations. These proceedings may include claims for punitive damages in addition to other specified relief. Based upon information currently available, and in light of legal and other defences available to the Registrant and its subsidiaries, management does not consider liability from threatened or pending litigation to be material.

     Item 4. Submission of Matters to a Vote of Security Holders

          No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

     Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

     Market Information

          The Registrant's common stock is traded on the NASDAQ SmallCap Market tier of the NASDAQ Stock Market under the symbol MAME.

          The following table shows the range of high and low bid, asked and sale quotations for the Registrant's common stock for each of the last eight quarters ended December 31, 1996, as obtained from the National Association of Securities Dealers.


          Quarterly Period Ended   Bid Quotation     Sale Price    Asked Quotation
          ----------------------   High      Low    High    Low     High      Low
                                  -------  -------  -----  -----  --------  --------
          March 31, 1995           $ 8.50     5.25   8.40   7.32      9.13      6.00
          June 30, 1995              9.63     7.25   9.48   7.48     10.00      7.75
          September 30, 1995        11.50     7.75  11.56   9.32     11.88      8.50
          December 31, 1995         11.50     9.75  11.24   9.48     12.00     10.25
          March 31, 1996            11.00    10.75  11.75  10.75     11.75     11.30
          June 30, 1996             11.00    11.00  11.75  11.00     11.75     11.50
          September 30, 1996        10.50     9.75  10.88   9.75     11.00     10.50
          December 31, 1996        $10.00     8.75  10.50   8.88     10.50      9.00

     Holders

          At March 1, 1997, the Registrant had 352 record holders of its common stock.

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

          In January, 1997 the Registrant declared and paid a dividend of $.40 per share on each of its shares of $.025 par value common stock.

Item 6. Selected Financial Data

     Mobile America Corporation & Subsidiaries

     Years Ended December 31, 1996, 1995, 1994, 1993, and 1992



                                     1996         1995         1994         1993         1992
                                 ------------  -----------  -----------  -----------  -----------
Total Revenues                   $ 48,163,935   52,925,874   43,767,330   50,300,201   40,704,618

Net Income                       $  7,571,392    5,999,694    4,048,446    4,565,307    6,361,350

Earnings Per Share               $       1.21         0.96         0.65         0.73         1.01

Total Assets at Year-End         $168,086,901  182,771,162  143,815,295  134,939,579  129,793,367

Long-Term Obligations            $ 12,000,000   12,000,000            0            0            0

Cash Dividends Per Common Share  $       0.35         0.18         0.21         0.44         0.40

     Earnings per share and cash dividends per share amounts have been restated to conform with stock splits.

     Total revenues and net income amounts have been restated to conform with the new accounting standard for realized gains and losses.

     Total asset amounts have been restated to conform with the new accounting standard for accounting and reporting for reinsurance.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
1996 Compared to 1995

Operations

Total consolidated revenues, exclusive of state mandated automobile assigned risk pool business, increased 18% from $48,917,912 in 1995 to $57,836,017 in 1996. Overall, total consolidated revenues decreased 9% to $48,163,935 during 1996 from $52,925,874 for 1995.

Insurance premiums, exclusive of state mandated automobile assigned risk pool business, increased 20% during 1996 due primarily to an increase in automobile personal injury protection and property damage rates initiated in September and October 1995 as well as continued earning of premiums at a lower reinsurance cession rate. Overall insurance premiums decreased 19% as a result of an amendment of premiums assumed from the state mandated automobile assigned risk pool. This amendment resulted in no material effect on net income.

Service fees earned during 1996 increased 28% over 1995 due to increases in the number of policies administered for the FAJUA and FRPCJUA/PMSC, fees earned on business produced by the Registrant's managing general agency subsidiary and continued growth in the number of policies financed by the Registrant's premium financing subsidiary. Investment income increased 7% from $5,562,074 for 1995 to $5,935,194 in 1996. This increase is attributable to an increase in interest rates on taxable fixed assets combined with a repositioning of securities from tax exempt to taxable investments in the Registrant's principal property and casualty insurance subsidiary. Net realized gains on the sale of investments increased 107% from $252,153 in 1995 to $521,995 in 1996.

Total consolidated expenses, exclusive of state mandated automobile assigned risk pools, increased 20% from $40,429,009 during 1995 to $48,385,265 during 1996. Overall, total consolidated expenses decreased 12% from $44,340,175 in 1995 to $39,177,771 in 1996.

The reserves for loss and loss adjustment expenses established by the insurance subsidiaries of the Registrant are estimates of the amounts necessary to settle reported and unreported claims and their related loss adjustment expenses. Loss and loss adjustment expenses increased 15% during 1996 over 1995. This increase is principally due to continued strengthening of the Registrant's property and casualty insurance company subsidiary's loss and loss adjustment expense reserves relating to the minimum limits automobile personal injury protection line of business. Policy acquisition costs increased significantly due principally to reduced ceding commission rates. Total consolidated expenses, including the state mandated automobile assigned risk pool, decreased 12% as a result of an amendment of losses assumed from the state mandated automobile assigned risk pool. Interest payments due on the Note have to date been generated from the proceeds of the $12,000,000 loan which was consummated in the fourth quarter 1995.

Loss and loss adjustment expenses as a percentage of earned premium were 77.0% in 1994, 81.6% in 1995 and 72.8% in 1996. The Registrant believes that its current reserves are adequate and proper, however, additional reserve increases may be required in the future. In it's efforts to reduce loss and loss adjustment expenses, as it relates to earned premium, the Registrant initiated a significant rate increase in the minimum limits personal injury protection line of business during the fourth quarter 1996. This increase follows closely behind a similar sized rate increase in the fourth quarter 1995. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant. At year end 1996, the Registrant's loss and loss adjustment expense reserves were at the lower end of a range which the Registrant's independent actuary deems appropriate. During 1997, the Registrant intends to establish additional reserves in an effort to move toward a more conservative reserve position. The Registrant's independent actuary's range of reasonable direct reserve estimates as of December 31, 1996 is between $46.5 million and $61.5 million and net of reinsurance recoveries the reserve range is between $19.3 million to $25.5 million.

The increasing loss and loss adjustment expense experienced on the business which the Registrant originates and cedes to its reinsurers may also adversely affect the Registrant's profitability in the future. In an effort to reduce it's reliance on reinsurance, the Registrant decreased the ceding percentage from 70% to 60% on certain lines effective January 1, 1996. If the Registrant's ratio of loss and loss adjustment expenses to earned premium does not improve, or continues to deteriorate, it is likely that over time the Registrant's cost of reinsurance would increase, and it is possible that at some future point the Registrant could not obtain reinsurance on economically viable terms.

Financial Condition

Cash dividend and capital expenditure requirements continue to be provided by funds generated from operations. The Registrant maintains sufficient liquidity to meet operational needs. The Registrant's investment policy continues to emphasize high quality securities matched closely with the Registrant's short liability duration.

Net cash flow from operations was negative in 1996 as loss and loss adjustment expense payments and consolidated operating expense payments exceeded premium and investment revenues. Such negative cash flow resulted in part from poor loss development in the minimum limit automobile personal injury protection line of business for the years prior to 1996. The Registrant's practice of maintaining a highly liquid investment portfolio allowed the Registrant to meet cash demands with no adverse impact on operating performance. Management is optimistic that cash flow will improve during 1997 as additional rate increases take affect and the settlement of losses returns to a more normal pattern.

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

     Service fees earned in 1995 increased 100% from 1994 due to the strong volume of policies administered for the State of Florida; FRPCJUA AND FAJUA as well as growth in the Registrant's premium financing subsidiary. Investment income increased 34% as a result of the continued conversion of funds available for investment from tax advantaged to taxable securities with their inherent higher yields.

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

     Loss and loss adjustment expense as a percentage of earned premium was 77.6% in 1993, 77.0% in 1994 and 81.6% in 1995. The Company believes that its current reserves are adequate and proper. The Company has continued corrective action, specifically in the form of substantial rate increases in the fourth quarter of 1995, to reduce the ratio of loss and loss adjustment expense to earned premium. However, additional reserve strengthening may be required in the future. The Company continues to have comprehensive independent actuarial reviews of its reserves. At year end 1995, the Company's loss reserves are within a range which the Company's independent actuary deems appropriate but is approximately 7.1% below the midpoint of that range.

     The increasing loss and loss adjustment expense experienced on the business which the Company originates and cedes to its reinsurers may also adversely affect the Company's profitability in the future. If the Company's ratio of loss and loss adjustment expense to earned premium does not improve or should continue to deteriorate, it is likely that over time, the Company's cost of reinsurance would increase, and it is possible that the Company could not obtain reinsurance on economically viable terms.

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


Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Data

         Report of Independent Certified Public Accountants                         II-7

         Consolidated Balance Sheets, December 31, 1996 and 1995                    II-8


         Consolidated Statements of Operations                                      II-9
           Years ended December 31, 1996, 1995 and 1994


         Consolidated Statements of Cash Flows                                     II-10
           Years ended December 31, 1996, 1995 and 1994


         Consolidated Statements of Changes in Stockholders' Equity                II-11
           Years ended December 31, 1996, 1995 and 1994

         Notes to Consolidated Financial Statements                             II-12-31

Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
   and Stockholders
Mobile America Corporation
Jacksonville, Florida

     We have audited the accompanying consolidated balance sheets of Mobile America Corporation and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile America Corporation and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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

     As discussed in Note 1 to the consolidated financial statements, the company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," in 1994.




                                        CHERRY, BEKAERT & HOLLAND, L.L.P.

Orlando, Florida
March 26, 1997

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995



                        ASSETS                          1996           1995
  ------------------------------------------------  -------------  -------------
  Investments:
    Securities held to maturity
    at amortized cost (fair value
    $48,991,063 and $52,785,561)                    $ 49,094,824   $ 52,460,555
    Securities available for sale at fair value
    (amortized cost $38,651,393
    and $34,644,650)                                  38,955,502     35,690,835
    Notes receivable less unearned
    discount                                                 157          2,650
    Short-term investments                            22,231,475     22,470,314
                                                    ------------   ------------

    Total investments                                110,281,958    110,624,354
                                                    ------------   ------------
  Cash                                                 1,802,644      6,510,457

  Receivables:
    Insurance premiums                                 3,916,439      2,563,715
    Accrued investment income and other                1,601,798      1,971,356
    Reinsurance on paid losses                            31,935              0
    Reinsurance                                       27,638,632     33,822,126
                                                    ------------   ------------

    Total receivables                                 33,188,804     38,357,197
                                                    ------------   ------------


  Deferred income taxes                                2,043,257        760,025

  Prepaid reinsurance premiums                        20,347,436     24,260,694
  Inventory of mobile homes                               27,878         39,545
  Deferred policy acquisition costs                   (2,734,995)    (4,209,840)



  Property and Equipment:
    Land, at cost                                        524,043        356,970
    Modular office equipment, at cost less
    accumulated depreciation of $7,982
    and $7,982                                             3,000          3,000
    Equipment and leasehold improvements
    at cost less accumulated
    depreciation and amortization of
    $2,070,009 and $1,953,916                            544,663        630,458
                                                    ------------   ------------

    Total property and equipment:                      1,071,706        990,428
                                                    ------------   ------------


  Equity in pools and associations                     1,185,843      4,912,334
  Other assets                                           872,370        525,968
                                                    ------------   ------------

                                                    $168,086,901   $182,771,162
                                                    ============   ============


                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

           LIABILITIES AND STOCKHOLDERS' EQUITY           1996           1995
      ----------------------------------------------  -------------  -------------
      Liabilities:
      Insurance loss reserves, including
        future policy benefits                        $ 47,695,655   $ 54,645,686
      Unearned premium                                  38,118,629     39,535,149
      Reinsurance funds withheld and
        balances payable                                17,353,367     26,120,505
      Accrued expenses and other liabilities            15,636,751     15,639,062
      Deferred income tax on net unrealized gains on
        securities available for sale                      103,397        355,000
      Unearned service fee                               1,329,632      2,610,902

      Note payable                                      12,000,000     12,000,000
      Current income taxes payable                        (327,551)       551,868
                                                      ------------   ------------
           Total liabilities                           131,909,880    151,458,172
                                                      ------------   ------------

      Stockholders' equity:
      Common stock, $.025 par value per share
        Authorized - 18,000,000 shares
        Issued - 6,720,396 shares                          168,010        168,010

      Preferred  stock, $.10 par value per share

        Authorized - 500,000 shares
        Issued and  outstanding, none                            0              0

      Capital in excess of par value                     2,729,588      2,686,060



      Net unrealized appreciation on securities
        available for sale net of deferred
        income taxes                                       200,712        691,185






      Treasury stock at cost, 465,356 and
        460,356 shares                                    (510,122)      (420,944)




      Retained Earnings                                 33,588,833     28,188,679
                                                      ------------   ------------

      Total stockholders' equity                        36,177,021     31,312,990
                                                      ------------   ------------
                                                      $168,086,901   $182,771,162
                                                      ============   ============


See notes to consolidated financial statements

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                                                1996         1995          1994
                                                            ------------  -----------  ------------
Revenues:
 Insurance premiums earned net of
  premiums ceded of $52,488,683,
  $56,949,921 and $50,865,703                               $40,363,615   $33,634,884  $32,282,241
Insurance premiums earned, pools and associations
  net of premiums ceded of $(6,296,113), $8,129,228
  and $2,483,837                                             (9,672,082)    4,007,962    2,089,944
Service fees earned                                          11,001,222     8,624,931    4,301,521
Investment income                                             5,935,194     5,562,074    4,146,956
Equipment rentals                                                 1,520        67,510       79,830
Others                                                           12,471       670,876       65,268
Sales of modular office equipment                                     0       105,484       50,525
Net realized gains on investments                               521,995       252,153      751,045
                                                            -----------   -----------  -----------

    Total revenues                                           48,163,935    52,925,874   43,767,330
                                                            -----------   -----------  -----------
Expenses:
 Losses and loss adjustment expenses, net of
  reinsurance recoveries of $45,237,935,
  $52,018,005 and $37,637,355                                31,545,501    27,367,484   25,464,864
Losses and expenses incurred
  pools and associations net of reinsurance recoveries
  of $(7,267,588), $7,594,490 and $1,001,579                 (9,207,494)    3,911,166    1,264,026
Policy acquisition costs                                      2,653,599       311,980    2,718,503
Salaries and wages                                            6,756,416     5,478,820    4,562,057
General and administrative                                    6,423,989     7,106,897    4,572,758
Interest on note payable                                      1,005,760       156,375            0
Cost of sales of modular office equipment                             0         7,453       12,650
                                                            -----------   -----------  -----------

    Total expenses                                           39,177,771    44,340,175   38,594,858
                                                            -----------   -----------  -----------

Income before provision for income taxes                      8,986,164     8,585,699    5,172,472
                                                            -----------   -----------  -----------

Provision (benefit) for income taxes:
  Current                                                     2,698,004     2,268,942    1,203,026
  Deferred                                                   (1,283,232)      317,063      (79,000)
                                                            -----------   -----------  -----------

    Total provision for income taxes                          1,414,772     2,586,005    1,124,026
                                                            -----------   -----------  -----------

    Net income                                              $ 7,571,392   $ 5,999,694  $ 4,048,446
                                                            ===========   ===========  ===========
Earnings per share:

    Net income                                              $      1.21   $      0.96  $      0.65
                                                            ===========   ===========  ===========

Weighted average number of common stock and
 common stock equivalents                                     6,255,040     6,260,040    6,264,040
                                                            ===========   ===========  ===========

See notes to consolidated financial statements.

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                           1996           1995          1994
                                                                       ------------  ------------  ------------

Cash Flows from Operating Activities:
 Net Income                                                            $ 7,571,392   $ 5,999,694   $ 4,048,446
 Adjustments to reconcile net income to
  net cash provided by (used in) operating activities:
 Provision for depreciation                                                200,882       231,449       281,674
 Gains on sale of investments                                             (521,995)     (252,153)     (751,045)
 Decrease (increase) in insurance premiums receivable                    2,373,767    (2,685,929)   (1,551,594)
 Decrease (increase) in accrued investment
   income and other                                                        369,558      (510,784)      129,813
 Decrease (increase) in prepaid reinsurance
   premiums                                                              3,913,258    (1,848,366)   (3,982,131)
 Decrease (increase) in reinsurance receivable                           6,151,559    (8,989,725)   (1,912,013)
 (Increase) decrease in deferred policy
  acquisition costs                                                     (1,474,845)      434,862     1,498,843
 Increase in prepaid expenses and other assets                            (346,401)     (425,275)      (98,497)
 (Decrease) increase in insurance loss reserves                         (6,950,031)   10,695,217     1,602,836
 Increase (decrease) in unearned premium                                (1,416,520)    4,895,469       817,035
 (Decrease) increase in reinsurance funds held and
  balances payable                                                      (8,767,138)   (2,941,367)    1,993,911
 (Decrease) increase in accrued expenses
  and other liabilities                                                     (2,311)    6,287,984     1,690,086
 (Decrease) increase in current income taxes                              (879,419)      730,281     1,248,700
 Increase in deferred income taxes                                      (1,283,232)     (152,627)      (79,000)
 (Decrease) Increase in unearned service fees                           (1,281,270)    1,412,997       938,880
                                                                       -----------   -----------   -----------
        Net cash provided by (used in)
          operating activities                                          (2,342,746)   12,881,727     5,875,944
                                                                       -----------   -----------   -----------
Cash Flows from Investing Activities:
 Net change in short-term investments                                      238,839    (8,100,504)   (6,535,827)
 Purchase of investments                                               (32,924,649)  (41,507,462)  (28,438,759)
 Proceeds from sale and maturity of investments                         32,817,300    27,029,634    31,469,375
 Purchase of property and equipment                                       (282,162)     (135,362)     (214,947)
 Sale of modular offices and equipment                                           0        10,442        11,564
 Notes receivable                                                            2,493         2,362         5,718
                                                                       -----------   -----------   -----------
        Net cash used in investing
          activities                                                      (148,179)  (22,700,890)   (3,702,876)
                                                                       -----------   -----------   -----------
Cash Flows from Financing Activities:
 Proceeds from note payable                                                      0    12,000,000             0
 Purchase of treasury stock                                                (45,650)      (32,503)      (51,875)
 Dividends paid to stockholders                                         (2,171,238)   (1,117,776)   (1,304,142)
                                                                       -----------   -----------   -----------
Net cash provided by (used in)
financing activities                                                    (2,216,888)   10,849,721    (1,356,017)
                                                                       -----------   -----------   -----------
Net (decrease) increase in cash                                         (4,707,813)    1,030,558       817,051
Cash, beginning of year                                                  6,510,457     5,479,899     4,662,848
                                                                       -----------   -----------   -----------
Cash, end of year                                                      $ 1,802,644   $ 6,510,457   $ 5,479,899
                                                                       ===========   ===========   ===========

See notes to consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                1996             1995             1994
                                                           ---------------  ---------------  ---------------
Common stock:
      No change during year                                   $   168,010      $   168,010      $   168,010
                                                              -----------      -----------      -----------
Preferred stock:
      No change during year                                             0                0                0
                                                              -----------      -----------      -----------
Capital in excess of par value:
      Balance beginning of year                                 2,686,060        2,686,060        2,686,060
      Sale of treasury stock                                       43,528                0                0
                                                              -----------      -----------      -----------
Balance at end of year                                          2,729,588        2,686,060        2,686,060
                                                              -----------      -----------      -----------
Net unrealized gains (losses) on securities
available for sale:
      Balance at beginning of year                                691,185                0                0
      Increase (decrease)                                        (742,076)       1,046,185                0
      Deferred taxes on unrealized gains                          251,603         (355,000)               0
                                                              -----------      -----------      -----------
      Balance at end of year                                      200,712          691,185                0
                                                              -----------      -----------      -----------
Net unrealized investment gains (losses)
on equity securities:
      Balance at beginning of year                                      0         (158,099)         513,362
      Increase (decrease)                                               0          158,099         (671,461)
      Deferred taxes on unrealized gains                                0                0                0
                                                              -----------      -----------      -----------
Balance at end of year                                                  0                0         (158,099)
                                                              -----------      -----------      -----------
Treasury stock:
      Balance at beginning of year                               (420,944)        (388,441)        (336,556)
      Purchases of 10,000, 4,000 and 5,000 shares                 (93,750)         (32,503)         (51,885)
      Sale of 5,000, 0 and 0 shares                                 4,572                0                0
                                                              -----------      -----------      -----------
Balance at end of year                                           (510,122)        (420,944)        (388,441)
                                                              -----------      -----------      -----------
Retained earnings:
      Balance at beginning of year                             28,188,679       23,306,761       20,562,457
      Net income                                                7,571,392        5,999,694        4,048,446
      Cash dividends $.35, $.18 and $.21 per share             (2,171,238)      (1,117,776)      (1,304,142)
                                                              -----------      -----------      -----------
      Balance at end of year                                   33,588,833       28,188,679       23,306,761
                                                              -----------      -----------      -----------
      Total stockholders' equity at end of year               $36,177,021      $31,312,990      $25,614,291
                                                              ===========      ===========      ===========


See notes to consolidated financial statements

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

(b)    Principles of Consolidation

       The accompanying consolidated financial statements include Mobile America Corporation (the Company) and its subsidiaries, including Fortune Insurance Company (Fortune), Pegasus Insurance Company (Pegasus), both property and casualty insurers and Fortune Life Insurance Company (Fortune Life), all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

(c)    Nature of Operations

       The Company is a publicly held holding company providing property and casualty insurance, life insurance, insurance administrative services to various state underwriting associations on a fee for service basis and premium financing. The Company is principally involved in writing personal lines automobile insurance in Florida.

(d)    Estimates

       The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(e)    Method for Valuing Investments

       Fixed maturity investments are securities that mature at a specified future date more than one year after being acquired. On January 1, 1994, the Company implemented Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company classified its entire fixed maturity investment portfolio as "held to maturity". Accordingly, these investments are reported at amortized cost, adjusted for amortization of premiums or discounts and other than temporary declines in fair value. At December 29, 1995, the Company reassessed the appropriateness of the classifications of all securities held at that time and reclassified from the held to maturity category a portion of the Company's fixed maturity portfolio to the

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies (continued)

available for sale category. Classifying these securities as available for sale did not impact net income.

       Common Stock, redeemable preferred stock and fixed maturities, not classified as held to maturity are classified as available for sale and are reported at fair value, with unrealized gains and losses reported as a separate component of stockholders' equity. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

(f)    Realized Investment Gains and Losses

       The cost of securities sold is based upon the specific identification method and any gains or losses are reflected in the accompanying statements of operations.

(g)    Deferred Policy Acquisition Costs

       The costs, primarily commissions, associated with acquiring new insurance contracts have been deferred. Such costs are being amortized in proportion to premiums earned on the underlying contracts or over the contracts premium paying period.

(h)    Property and  Equipment

       Property and equipment is carried at cost and is depreciated principally under the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expenses as incurred; additions and major betterment's are capitalized and depreciated. At the time of retirement or other disposition of modular offices, equipment and leasehold improvements, the accounts are relieved of the cost and the related accumulated depreciation and any gains or losses are reflected in the consolidated statements of operations.

(i)    Insurance Contracts

       The insurance contracts accounted for in these financial statements include both short-duration contracts and long-duration contracts. Short-duration contracts provide insurance protection for a fixed period of short-duration, usually six months to one year, and enable the insurer to cancel the contract or to adjust the provisions at the end of any contract period. Most property-liability insurance contracts and certain term life insurance contracts are short-term and generally are not subject to unilateral changes in their provisions and require the performance of various functions and services, including insurance protection, for the contract term. Long-duration contracts include

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies (continued)

whole-life contracts and guaranteed renewable term life contracts. The Company has not issued participating policies.

(j)    Insurance Loss Reserves

       The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, terminations, morbidity, and other assumptions which were appropriate at the time the contracts were issued.

       Estimates of future policy benefits were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at December 31, 1996.

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

       Premiums for short-duration contracts are recognized as revenues over the period of the contract in proportion to the amount and duration of the insurance protection provided.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Summary of Significant Accounting Policies (continued)

       Earned premiums are stated after a reduction for related premiums ceded to reinsurers. The Company considers anticipated investment income in determining if a premium deficiency exists on short-duration contracts.

(l)    Recognition of Service Fee Income

       Service fees represent proceeds from servicing insurance policies for third parties on a fee-for-service basis. Fees are recognized as revenue over the expected service life of the underlying insurance policies.

(m)    Earnings per Share

       Earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year. The effect of stock options is not material to the computation of earnings per share.

(n)    Cash and Short-term Investments

       For purposes of the consolidated statement of cash flows, cash includes balances in bank deposit accounts maintained with high credit quality financial institutions. Short-term investments are stated at cost, and consist primarily of certificates of deposits, money market accounts, commercial paper and repurchase agreements. For purposes of the consolidated statement of cash flows, the Company does not consider short-term investments to be cash equivalents as they generally have original maturities in excess of three months.

(o)    Supplemental Cash Flow Information

       Income Taxes Paid - Income taxes paid totaled $3,577,423 in 1996, $2,008,351 in 1995 and $34,326 in 1994.

(p)    Income Taxes

       Income tax provisions are based on the asset and liability method. Deferred income taxes have been provided for temporary differences between the tax basis of assets and liabilities and their reported amounts in the consolidated financial statements.

(q)    Reclassifications

       Certain fees earned, previously reported as a reduction in policy acquisition costs, were reclassified in the 1994 financial statements to conform to 1995 presentation. These reclassifications had no effect on net income, or shareholders' equity, as previously reported.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Investments

       Major categories of investment income are summarized as follows:



                           1996        1995        1994
                        ----------  ----------  ----------
Fixed Maturities        $4,961,776  $4,382,034  $3,707,095
Equity Securities           51,884      94,330     109,932
Short-term Investments     921,534   1,085,222     328,957
Notes Receivable                 0         488         972
                        ----------  ----------  ----------
                        $5,935,194  $5,562,074  $4,146,956
                        ==========  ==========  ==========

     Net realized and net unrealized gains (losses) on fixed maturities and equity securities are summarized as follows:


              Fixed       Equity
            Maturities   Securities    Other       Total
            -----------  ----------  ---------  ------------
   1996
----------
Realized    $  126,194   $ 431,862   $(36,061)  $   521,995
Unrealized    (997,948)   (172,805)         0    (1,170,753)
            ----------   ---------   --------   -----------
Combined     ($871,754)  $ 259,057   $(36,061)  $  (648,758)
            ==========   =========   ========   ===========

   1995
----------
Realized    $   48,330   $ 203,823          0   $   252,153
Unrealized   1,305,503      65,688          0     1,371,191
            ----------   ---------   --------   -----------
Combined    $1,353,833   $ 269,511          0   $ 1,623,344
            ==========   =========   ========   ===========

   1994
----------
Realized     ($141,818)  $ 892,863          0   $   751,045
Unrealized    (469,653)   (158,099)         0      (627,752)
            ----------   ---------   --------   -----------
Combined     ($611,471)  $ 734,764          0   $   123,293
            ==========   =========   ========   ===========

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2.  Investments (continued)

       The aggregate fair value, gross unrealized gains, gross unrealized losses and amortized cost for available for sale and held to maturity securities by major security type at December 31, 1996 and 1995 are as follows:


                                               Gross       Gross
                                 Amortized   Unrealized  Unrealized     Fair
                                   Cost        Gains      (Losses)      Value
                                -----------  ----------  ----------  -----------
Held to maturity securities:
December 31, 1996
-----------------
U. S. Government and
government agencies             $13,280,990  $   25,952  ($127,822)  $13,179,120
States, municipalities and
political subdivisions           28,095,400     167,284   (152,729)   28,109,955
Corporate debt securities         5,683,205      25,327    (36,578)    5,671,954
Mortgage backed securities        2,035,229       5,330    (10,525)    2,030,034
                                -----------  ----------  ---------   -----------
                                $49,094,824  $  223,893  ($327,654)  $48,991,063
                                ===========  ==========  =========   ===========

Held to maturity securities:
December 31, 1995
-----------------
U. S. Government and
government agencies             $19,513,231  $  133,395   ($18,391)  $19,628,235
States, municipalities and
political subdivisions           26,579,614     225,402    (28,811)   26,776,205
Corporate debt securities         4,156,465      26,195    (13,778)    4,168,882
Mortgage backed securities        2,211,245      14,549    (13,555)    2,212,239
                                -----------  ----------  ---------   -----------
                                $52,460,555  $  399,541   ($74,535)  $52,785,561
                                ===========  ==========  =========   ===========

Available for sale securities:
December 31, 1996
-----------------
U. S. Government and
government agencies             $16,057,363  $   84,332   ($74,257)  $16,067,438
States, municipalities and
political subdivisions           15,436,905     339,175     (1,191)   15,774,889
Corporate debt securities         5,701,832      92,177    (29,010)    5,764,998
Equity securities                 1,455,293      69,506   (176,623)    1,348,177
                                -----------  ----------  ---------   -----------
                                $38,651,393  $  585,190  ($281,081)  $38,955,502
                                ===========  ==========  =========   ===========

Available for sale securities:
December 31, 1995
-----------------
U. S. Government and
government agencies             $ 9,610,964  $  190,609  $       0   $ 9,801,573
States, municipalities and
political subdivisions           18,241,313     644,659       (260)   18,885,712
Corporate debt securities         4,898,978     145,489          0     5,044,467
Equity securities                 1,893,395     131,116    (65,428)    1,959,083
                                -----------  ----------  ---------   -----------
                                $34,644,650  $1,111,873   ($65,688)  $35,690,835
                                ===========  ==========  =========   ===========

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2.  Investments (continued)

     The scheduled maturities of available for sale and held to maturity securities at December 31, 1996 are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalties.

                                         Amortized      Fair
                                           Cost         Value
                                        -----------  -----------

Held to maturity securities:
Due in one year or less                 $ 5,113,237  $ 5,133,145
Due after one through five years         30,908,273   30,934,153
Due after five years through ten years    8,069,499    7,925,653
Due after ten years                       2,968,585    2,968,078
Mortgage backed securities                2,035,229    2,030,034
                                        -----------  -----------
                                        $49,094,823  $48,991,063
                                        ===========  ===========

Available for sale securities:

Due in one year or less                 $ 3,757,413  $ 3,781,041
Due after one through five years         27,424,219   27,747,503
Due after five years through ten years    4,053,199    4,121,440
Due after ten years                       1,961,269    1,957,343
                                        -----------  -----------
                                        $37,196,100  $37,607,327
                                        ===========  ===========

     Proceeds from sales of investments in debt maturities and related gross realized gains and losses were as follows:


                          1996        1995        1994
                       ----------  ----------  ----------
Proceeds from sales    $3,695,874  $5,595,785  $1,067,878
Gross realized gains      142,421      66,206      65,941
Gross realized losses         956      17,876     232,533

The Company's three insurance subsidiaries, Fortune, Fortune Life, and Pegasus maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carrying value of the investments on deposit was $1,550,000 at December 31, 1996 and $1,544,762 at December 31, 1995. These
deposits are included in the investment tables and exhibits of this report.

     The Company's two finance companies also maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carring value of these investments was $70,000 at December 31, 1996 and 1995.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3.  Deferred Policy Acquisition Costs

     Costs, principally commissions, related to the production of new business, are deferred and amortized as summarized below:


                                    1996          1995          1994
                                ------------  ------------  -------------
Fortune
-------
Balance at beginning of year    $(1,421,049)  $  (438,658)  $  1,084,099
Commissions and other costs
      deferred                    5,898,751     7,496,662      9,150,797
Charged to expense               (4,518,243)   (8,479,053)   (10,673,554)
                                -----------   -----------   ------------
Balance at end of year          $   (40,541)  $(1,421,049)  $   (438,658)
                                ===========   ===========   ============

Mobile America Insurance Group
------------------------------
Balance at beginning of year    $(2,812,521)  $(3,343,007)  $ (3,377,269)
Commissions and other costs
      deferred                   (3,784,189)   (7,113,083)    (7,677,052)
Charged to expense                3,625,345     7,643,569      7,711,314
                                -----------   -----------   ------------
Balance at end of year          $(2,971,365)  $(2,812,521)  $ (3,343,007)
                                ===========   ===========   ============

Fortune Life
------------
Balance at beginning of year    $     7,690   $     4,566   $     17,035
Commissions and other costs
      deferred                       60,855        10,221          5,319
Charged to expense                  (24,013)       (7,097)       (17,788)
                                -----------   -----------   ------------
Balance at end of year          $    44,532   $     7,690   $      4,566
                                ===========   ===========   ============

Pegasus
-------
Balance at beginning of year    $    16,040   $     2,121   $          0
Commissions and other costs
      deferred                      464,398        33,341          3,043
Charged to expense                 (248,059)      (19,422)          (922)
                                -----------   -----------   ------------
Balance at end of year          $   232,379   $    16,040   $      2,121
                                ===========   ===========   ============

Consolidated Totals             $(2,734,995)  $(4,209,840)  $ (3,774,978)
                                ===========   ===========   ============

     Several of the automobile insurance lines written by Fortune have been reinsured on a quota share basis, whereby a reinsurer provides ceding commission to the Company in return for ceded premium. In some instances

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3.  Deferred Policy Acquisition Costs (continued)

the ceding commissions received exceed the costs to the Company of soliciting new business, thereby generating credits to commission expense and deferred policy acquisition costs. Ceding commission received in 1996, 1995 and 1994 is approximately $7,527,000, $15,694,000 and $13,756,000, respectively. Deferred policy acquisition cost reinsurance credits reported in the Company's balance sheet at December 31, 1996 and 1995 are $8,516,878 and $10,298,723,
respectively.

Note 4.  Modular Office Units, Land and Equipment and Leasehold Improvements

     The cost and annual rates of depreciation and amortization for the major classifications of property, equipment and leasehold improvements are as follows:


                                                              December 31,
                                          Annual Rates     1996         1995
                                          ------------  -----------  -----------

 Modular Office Units:
     Modular office units                   12% - 20%   $   10,982   $   10,982
     Less accumulated depreciation                          (7,982)      (7,982)
                                                        ----------   ----------
                                                        $    3,000   $    3,000
                                                        ==========   ==========
Land:                                                   $  524,043   $  356,970
                                                        ==========   ==========


                                                              December 31,
                                          Annual Rates     1996         1995
                                          ------------  -----------  -----------
 Equipment and leasehold improvements:
     Transportation equipment              25% - 33%    $  165,240   $  214,630
     Building                                  5%           35,000       35,000
     Office furniture, fixtures and
       leasehold improvements               5% - 33%     2,414,432    2,334,744
                                                        ----------   ----------
                                                         2,614,672    2,584,374
Less accumulated depreciation                           (2,070,009)  (1,953,916)
                                                        ----------   ----------
                                                        $  544,663   $  630,458
                                                        ==========   ==========

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Modular Office Units, Land and Equipment and Leasehold Improvements (continued)

       In 1995, Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. This statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Due to the nature of the Company's business, with limited use of long-lived assets, it has been determined that no impairment loss need be recognized.

Note 5.  Reinsurance

     The insurance subsidiaries have various reinsurance agreements which significantly affect their operations. Risks are reinsured to limit loss size and to increase writing capacity, although the Company remains primarily liable to the policyholders on all risks transferred.

     Fortune and Pegasus have limited their property and liability losses to a maximum of $40,000 per occurrence. On catastrophe losses up to $5,000,000, liability is limited to 5% of the loss in excess of $400,000 in a treaty year. Additionally, with several of the automobile insurance lines, Fortune has reinsured various percentages of its liability on a quota share basis

     Fortune Life has entered into reinsurance agreements which limit its loss to $10,000 per individual risk.

     The effect of reinsurance on premiums written and earned for 1996, 1995 and 1994 is as follows (dollars in thousands):


               1996               1995               1994
         ----------------  ------------------  ----------------
         Written  Earned   Written    Earned   Written  Earned
         ----------------  ------------------  ----------------
Direct   $75,468  $76,884  $107,617  $102,722  $88,539  $87,722
Assumed        0        0         0         0        0        0
Ceded     42,279   46,193    66,928    65,079   57,332   53,350
         ----------------  ------------------  ----------------

Net      $33,189  $30,691  $ 40,689  $ 37,643  $31,207  $34,372
         ================  ==================  ================

     The amount of reinsurance recoveries deducted from direct and pool participation losses incurred during 1996, 1995 and 1994 was approximately $37,970,000, $59,612,000 and $38,639,000, respectively.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5.  Reinsurance (continued)

     The Company evaluates the financial condition of its reinsurers to minimize its exposures to significant losses from reinsurer insolvency. Reinsurance receivables, prepaid reinsurance premiums and offsetting funds withheld/payable balances for each significant reinsurer at December 31, 1996 is presented below (in thousands):


                                       Reinsurance  Prepaid    Funds Held
                                       Receivable   Premium  or Balances Due
                                       -----------  -------  ---------------
Clarendon National Insurance Company       $ 8,980  $ 6,680         $ 5,927
Sirius Reinsurance Company                   8,199    6,681           6,277
National Union Fire Insurance Company        2,797    5,008           5,631
Prudential Reinsurance Company               5,814        1          (2,445)
Ranger Insurance Company                     1,737    1,670           1,715
Other                                          112      307             248
                                       -----------  -------  --------------

                                           $27,639  $20,347         $17,353
                                       ===========  =======  ==============

Note 6.  Regulatory Restrictions

     Fortune, Fortune Life and Pegasus are subject to regulation by the insurance departments of the states in which they are licensed. Under the regulations, cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and capital gains, or out of earned surplus even though total surplus may be less than capital stock and paid-in capital. Fortune, which is subject to Florida law, may not pay, unless otherwise approved by the State Insurance Commissioner, dividends in any one year which exceed the greater of (a) 10% of such surplus funds or (b) the total amount of such funds derived during the immediate preceding year. The insurance companies did not pay dividends in 1996, 1995 and 1994.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6.  Regulatory Restrictions (continued)

     The following represent reconciliations of net income and stockholder's equity of Fortune, Fortune Life and Pegasus from a statutory basis to those presented on a GAAP basis for the year ended December 31, 1996:


                                                       Fortune
                                         Fortune        Life        Pegasus
                                       ------------  -----------  -----------
Net gain (loss) from operations -
statutory basis                        $(1,528,960)  $  161,769   $ (155,880)
                                       -----------   ----------   ----------

Change in deferred acquisition costs      (428,006)      36,842      216,340
Change in deferred ceding commissions    1,781,845            0            0
Change in reserves                               0      (28,307)           0
Other                                      152,051        6,211       (9,897)
                                       -----------   ----------   ----------
                                         1,505,890       14,746      206,443
                                       -----------   ----------   ----------
Net gain (loss) from operations -
GAAP basis                                ($23,070)  $  176,515   $   50,563
                                       ===========   ==========   ==========

Stockholder's equity -
statutory basis                        $14,911,959   $3,935,833   $4,523,562
                                       -----------   ----------   ----------

Deferred acquisition costs               8,875,036       44,532      232,379
Deferred ceding commissions             (8,516,878)           0            0
Adjustments to reserves                          0      (33,632)           0
Deferred income taxes                    1,370,526      (20,702)           0
Non-admitted assets                        462,237      (17,218)           0
Unrealized gains                            31,066       24,080        2,044
Other                                       82,870       35,242        4,503
                                       -----------   ----------   ----------
                                         2,304,857       32,302      238,926
                                       -----------   ----------   ----------

Stockholder's equity - GAAP basis      $17,216,816   $3,968,135   $4,762,488
                                       ===========   ==========   ==========

Note 7.  Pension Plan

     The Company's defined contribution pension plan covers substantially all full-time employees. Contributions are based on employee earnings. Total contributions made by the Company during 1996, 1995, and 1994 were $240,739, $210,000, and $170,000 respectively.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8.  Stock Options

     The Company's incentive plan, adopted in 1995, provides for the issuance to key employees and directors of up to 300,000 shares of common stock through options, stock appreciation rights and other stock-based awards as defined under current tax laws. Incentive stock options for employees are exercisable for periods of up to ten years from the date of the grant at a price equal to the fair market value on the date of the grant. In the case of an incentive option granted to an individual who owns at least 10% of the total combined voting power of the Company, the exercise price must be at least 110% of the fair market value of the common stock on the date of grant and the option term cannot exceed five years. Stock appreciation rights entitle the recipient to receive the difference between the fair market value of the common stock on the date of exercise and the stock appreciation rights price, in cash or in shares of common stock, or a combination. Restricted stock awards entitle the recipient to receive shares of common stock subject to forfeiture restrictions that lapse over time or upon the occurrence of specific events.

     The options are accounted for under Accounting Principles Board Opinion No. 25 (APB 25). Under APB 25, because the exercise price of the options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Following is a summary of stock options activity:


1995                         Price   Number
----                        ------  --------
Granted                     $ 9.62  103,750
Forfeited                   $ 9.62  (11,250)
Balance 12/31/95            $ 9.62   92,500

1996
----
Granted                     $10.25   67,500
Forfeited                   $ 9.62   (1,250)
Exercised                   $ 9.62   (5,000)
Balance 12/31/96  $9.62 and $10.25  153,750

     At December 31, 1996 options for 87,250 shares were exercisable. The proforma disclosure required by Statement of Financial Accounting Standards No. 123 has been omitted because management believes the shares under option are not material.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Taxes

     The following analysis reconciles the statutory Federal income tax rate to the effective tax rates:


                                                1996     1995   1994
                                                ----     ----   ----
 Statutory Federal rate                           34%      34%     34%
 Increase (reductions) in effective tax
  rate resulting from:
    Tax exempt interest                         (7.8)    (8.0)  (12.5)
    Dividends received deduction                 (.1)     (.2)    (.4)
    Special life insurance
     company deductions                          (.4)     (.1)    (.5)
    State income taxes                           2.9      7.4     5.6
    Change in valuation allowance               (8.2)       0       0
    Other                                       (4.7)    (3.0)   (1.8)
                                                ----     ----   -----
 Effective tax rate                             15.7%    30.1%   24.4%
                                                ====     ====   =====

     Consolidated deferred tax expense (credit) results from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The source of these differences and their tax effect are summarized as follows (in thousands):


                                                 1996     1995     1994
                                                 ----     ----     ----
        Increase (decrease) in discounted loss
          and loss adjustment expense reserves  $   (37)    $733   $(518)
        Increase (decrease) in deferred
           acquisition costs                          0     (114)      0
        Increase (decrease) in deferred
          insurance premiums                       (300)    (204)    215
        Decrease in valuation allowance            (733)       0       0
        Various                                    (213)     (98)    224
                                                -------     ----   -----
                                                $(1,283)    $317   $ (79)
                                                =======     ====   =====



     Consolidated deferred taxes receivable resulting from temporary differences in the recognition of revenue and expense for tax and financial statement purposes are summarized as follows (in thousands).


                                                    1996      1995
                                                   ------    ------

              Discounted loss and loss adjustment
              expense reserves                     $  770    $  733
              Deferred insurance premiums           1,333     1,033
              Various                                 (60)     (273)
                                                   ------    ------
                                                    2,043     1,493
              Valuation allowance                       0      (733)
                                                   ------    ------
                                                   $2,043    $  760
                                                   ======    ======

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9.  Income Taxes (continued)

     The Company believes, that based upon its lengthy and consistent history of profitable operations, it is probable that the deferred tax asset will be realized and no deferred tax allowance is deemed necessary at December 31, 1996.

     Deferred taxes payable of $61,072 and $355,000 are provided on unrealized gains, on equity securities and fixed maturities available for sale at December 31, 1996 and 1995, respectively.

     Fortune Life Insurance Company's "policyholders surplus account" which arose under prior tax law, is generally that portion of the life insurance company's gain from operations that has not been subjected to tax. The balance of this account, which under provisions of the Tax Reform Act of 1984, will not increase after 1983, is approximately $98,000 at December 31, 1996. This amount has not been subjected to current income tax, but under certain conditions, may become subject to income tax in future years. At current tax rates, the maximum amount of such tax (for which no provision has been made in the financial statements) is approximately $33,000.

     Beginning in 1995, the Company and its subsidiaries filed a consolidated federal income tax return, while prior to 1995 the life insurance subsidiary filed a separate return.

Note 10.  Business Segments

     The Company and its subsidiaries operate principally in five business segments consisting of automobile insurance, personal property insurance, commercial lines insurance, life insurance, and fee for service insurance administration. The four insurance segments furnish various forms of property, liability and life insurance marketed through independent insurance agents in the state of Florida. The Company acts as a servicing carrier for the Florida Residential Property and Casualty Joint Underwriting Association, the Florida Automobile Joint Underwriting Association and as a subcontractor for Policy Management Systems Corporation performing various underwriting and claims services for a service fee.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10.  Business Segments (continued)

     Summarized financial information by business segment for 1996, 1995 and 1994 is as follows:


Sales to Unaffiliated Customers               1996           1995           1994
-------------------------------         ------------------------------------------
          Automobile Insurance          $ 73,211,073   $100,426,747   $ 84,872,980
          Personal Property Insurance      3,283,170      1,807,125      2,315,126
          Commercial Lines Insurance         312,159        432,468        494,571
          Life Insurance                      35,464         14,193         34,092
          Property Rentals and Sales           1,520        176,894        143,955
          Fee for service                 11,001,221      8,624,931      4,301,521
          Other                              576,702        960,591        807,669
          Adjustments and Eliminations   (46,192,568)   (65,079,149)   (53,349,540)
          Investment Income                5,935,194      5,562,074      4,146,956
                                        ------------------------------------------

          Consolidated Revenues         $ 48,163,935   $ 52,925,874   $ 43,767,330
                                        ==========================================


Operating Profit (or loss)                   1996           1995           1994
--------------------------              ------------------------------------------
          Automobile Insurance          $  5,431,895   $  3,673,684   $  3,047,568
          Personal Property Insurance        652,766       (110,955)      (715,676)
          Commercial Lines Insurance        (103,625)       (99,874)       385,396
          Life Insurance                     206,895        100,439        110,720
          Property Rentals and Sales           1,520        140,692         71,549
          Fee for service                  3,418,080      2,843,555        808,930
          Other                              131,061      1,537,273      1,192,427
          Investment Income                1,460,810      1,137,990        804,299
          Corporate Expenses              (2,213,238)      (637,105)      (452,741)
                                        ------------------------------------------

          Income before income taxes    $  8,986,164   $  8,585,699   $  5,252,472
                                        ==========================================


Identifiable Assets                          1996           1995           1994
-------------------                     ------------------------------------------
          Automobile Insurance          $130,850,415   $137,386,763   $115,571,674
          Personal Property Insurance      8,224,013      8,095,427      5,643,680
          Commercial Lines Insurance       1,079,838      1,574,928      2,413,416
          Life Insurance                   4,045,916      3,864,996      3,725,599
          Property Rentals and Sales               0         25,541        107,801
          Fee for service                  9,279,618      7,116,795      2,035,622
          Other                            6,208,977     15,568,154      7,126,738
          General Corporate Assets         8,398,124      9,138,558      7,190,765
                                        ------------------------------------------

          Total Assets                  $168,086,901   $182,771,162   $143,815,295
                                        ==========================================

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11.  Pools and Associations

     Fortune Insurance Company, as a direct premium writer in the state of Florida, is required to participate in the Florida Automobile Joint Underwriting Association (FAJUA). Fortune's participation is based on its automobile premium to total automobile premium written state wide by all automobile insurers. In 1996 the FAJUA issued reports amending Fortune's participation for years prior to 1996. These changes are reported in the current year. A summary of Fortune's 1996 participation and the prior year adjustment is presented below.

                                1996        Prior years       Total
                              -------      ------------    ------------
Written Premium               $144,099      $(10,826,330)  $(10,682,231)

Earned Premium                $ 65,169      $ (9,737,251)  $ (9,672,082)

Losses and loss
adjustment expenses paid      $ 32,863      $ (6,289,054)  $ (6,256,191)

Loss and loss
adjustment expenses incurred  $ 62,361      $ (7,781,227)  $ (7,718,866)

Commissions                   $(15,669)     $ (1,472,959)  $ (1,488,628)


      A summary of FAJUA activity reported in 1995 and 1994 is as follows:

                                 1995                     1994
                              ----------               ---------
Earned Premium                $4,007,962               $2,089,944

Incurred Losses               $3,361,142               $1,001,579

Commissions                   $  550,024                 $262,447

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12.  Operating Leases

     The Company leases certain office facilities under operating leases which contain renewal options. Lease terms range from 18 months to five years. Rent expense was $295,499, $297,597 and $263,649 for 1996, 1995 and 1994,
respectively.

      Minimum future rental payments are as follows:


                   1997                      $  265,653
                   1998                      $  238,004
                   1999                      $  218,818
                   2000                      $  224,758
                   2001                      $  230,926
                                             ----------
                                             $1,178,159
                                             ==========

Note 13.  Concentrations of Credit Risk

     The Company is subject to credit risk through short-term cash investments, insurance premium receivables and reinsurance receivables. Short-term investments are placed with high credit quality financial institutions or in short duration high quality debt securities. At times, such investments may be in excess of FDIC insurance limits. No losses have been experienced on such investments.

     A significant portion of insurance premium receivables relates to the financing of automobile insurance premiums in south Florida. An allowance for non-collection of $300,000 has been provided for at December 31, 1996. The Company's exposure to loss is limited by the fact that non-payment of premiums will result in cancellation of the underlying insurance policy.

     For a discussion of credit risk related to reinsurance see note (5) of the consolidated financial statements.

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14.  Note Payable

     On October 24, 1995 the Company obtained a bank loan in the amount of $12,000,000, for which the proceeds have been used primarily as additional capital for the insurance subsidiaries. The note accrues interest at the 90 day LIBOR rate plus 275 basis points. Interest only is paid through January 24, 1998 with the first principal payment due on the twenty seventh monthly interest payment date and quarterly thereafter in the amount of $600,000 each payment. The entire unpaid principal balance, together with accrued interest thereon is due and payable on the loan maturity date of October 24, 2002.

     The note was collateralized by the assignment of the capital stock of the Registrant's subsidiaries on October 24, 1995, as well as the execution of guaranty agreements between the bank and certain subsidiaries of the Registrant.

    The following is a schedule of the required annual principal payments:

      1997                                        0
      1998                                2,400,000
      1999                                2,400,000
      2000                                2,400,000
      2001                                2,400,000
      2002                                2,400,000
                                        -----------
                                        $12,000,000
                                        ===========


     Loan acquisition costs are being amortized on a straight-line basis over the term of the loan and are included in the other asset section of the consolidated balance sheet.


                                                1996       1995
                                             ----------  ---------

          Beginning Balance                  $425,540    $435,920
          Less accumulated amortization        62,278      10,380
                                             --------    --------
          Net loan acquisition costs         $363,262    $425,540
                                             ========    ========


     The Company paid interest of $1,005,760 in 1996 and $156,375 in 1995.

Note 15.  Insurance Loss Reserves

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

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15.  Insurance Loss Reserves (continued)

     Activity in the liability for insurance loss reserves is summarized as follows:


                                                        1996         1995
                                                     ------------  -----------
  Balance at beginning of year                       $54,645,686   $43,950,469
   Less reinsurance recoverables                      33,822,126    24,832,401
                                                     -----------   -----------
  Net Balance at beginning of year                    20,823,560    19,118,068
                                                     ===========   ===========

  Incurred related to:
   Current year                                       27,216,632    30,539,854
   Prior years                                        (3,390,000)      188,772
                                                     -----------   -----------
  Total incurred                                      23,826,632    30,728,626
                                                     ===========   ===========
  Paid related to:
   Current year                                       15,428,840    15,750,628
   Prior years                                         9,164,329    13,272,506
                                                     -----------   -----------
  Total paid                                          24,593,169    29,023,134
                                                     ===========   ===========

  Net Balance at end of year                          20,057,023    20,823,560
   Plus reinsurance recoverables                      27,638,632    33,822,126
                                                     -----------   -----------
  Balance at end of year                             $47,695,655   $54,645,686
                                                     ===========   ===========

Note 16.   Fair Value of Financial Instruments


     The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

-    Cash and Short-term Investments
        The carrying amounts approximates fair value because of the short-term maturity of these investments.

-    Investment in Securities
        Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

-    Insurance Premium Receivable
        The carrying amount approximates fair value due to the short-term nature of the receivable.

-    Note Payable
        The interest rate on the note payable is reset monthly to reflect current market rates, consequently the carrying value of the note approximates fair value.

                                    Part III

     Items 10, 11, 12, and 13 have been omitted pursuant to instructions to Form 10-K. The Registrant intends to file with the Securities and Exchange Commission not later than April 30, 1997 a definitive proxy statement to be used in connection with its Annual Meeting of Shareholders, at which time directors will be elected for the ensuing year.



















































                                     III-1

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

     (a)  1. Financial Statements
  The following financial statements are included in Part II, Item 8:

                                                                        Page
                                                                       --------

  Report of Independent Certified Public Accountants                      II-7

  Consolidated Balance Sheets, December 31, 1996 and 1995                 II-8

  Consolidated Statements of Operations                                   II-9
         Years ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Cash Flows                                   II-10
         Years ended December 31, 1996, 1995 and 1994

  Consolidated Statements of Changes in Stockholders' Equity              II-11
         Years ended December 31, 1996, 1995 and 1994

  Notes to Consolidated Financial Statements                           II-12-31


          2. Financial Statements Schedules

              The following financial schedules are included in Part IV of this report:


  Schedule I.    Summary of Investments - Other than Investments in
                 Related Parties                                           IV-11
                 December 31, 1996 and 1995

  Schedule II.   Condensed Financial Information of Registrant          IV-12-14
                 Years ended December 31, 1996, 1995 and 1994

  Schedule III.  Supplementary Insurance Information                    IV-15-17
                 Years ended December 31, 1996, 1995 and 1994

  Schedule IV.   Supplementary Insurance Information - Reinsurance         IV-18
                 Years ended December 31, 1996, 1995 and 1994

  Schedule VI.   Supplementary Insurance Information -
                 Consolidated Property-Casualty Entities                   IV-19
                 Years ended December 31, 1996, 1995 and 1994


     All other schedules are omitted as the required information is not applicable or the required information is otherwise presented in the financial statements or notes thereto.

  (a)3. Exhibits
        --------
  3.3           The Articles of Incorporation and By-Laws of the Company
                originally filed on Form S-1 Registration Statement No. 2-42438, effective March 3, 1972 are hereby incorporated herein by
                reference.

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

  3.11 Earnings Per Share Computations                                    IV-3

  3.21 Subsidiaries of Registrant                                         IV-4

  3.29 Information from reports furnished to state insurance
              regulatory authorities                                      IV-5-10

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

Exhibit 3.11   Schedule of Computation of Per Share Earnings



                                                Year ended December 31,
                                                -----------------------
                                           1996         1995           1994
                                           ----         ----           ----

Net Income                               $7,571,392  $5,999,694     $4,048,446
                                         ==========  ==========     ==========



Common Shares outstanding - end of year  6,255,040    6,260,040      6,264,040

Effect of weighting treasury stock
 acquired during the year                        0            0              0


                                         ---------   ----------     ----------
Common and common equivalent shares
 used in computing earnings per share    6,255,040    6,260,040      6,264,040
                                         =========   ==========     ==========



Per Share Amounts:

    Net Income                           $    1.21   $      .96     $      .65
                                         =========   ==========     ==========

Exhibit 3.21  Subsidiaries of Registrant

     The following table lists the Registrant and its subsidiaries as of December 31, 1996, the jurisdiction in which each subsidiary was organized, and the percentage of voting securities of each subsidiary owned by the immediate parent:





                                                          Percentage of
                                     Jurisdiction       Voting Securities
                                        Where           Owned by Immediate
                 Name                 Organized               Parent
                 ----                ------------       -------------------

    Mobile America Corporation         Florida

      Mobile America Insurance
       Group, Inc.                     Florida                 100%

         Fortune Insurance
         Company                       Florida                 100%

      Fortune Life
       Insurance Company               Arizona                 100%

      Pegasus Insurance Company        Oklahoma                100%

      Fortune Financial Corporation    Florida                 100%

      Big Gorilla  Inc.                Florida                 100%


All of the above subsidiaries are included in the Consolidated Financial Statements of the registrant and its subsidiaries. All unnamed subsidiaries and other affiliates, when considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.


                                                INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITY

                                                                                                                    EXHIBIT 29
                                   SCHEDULE P
                  DETAILED INFORMATION ON LOSSES AND LOSS EXPENSES
                                 (IN THOUSANDS)

                              PREMIUMS EARNED                                LOSS AND LOSS EXPENSE PAYMENTS
    (1)                  -------------------------------------------------------------------------------------------------
  YEARS IN
   WHICH                                                            ALLOCATED LOSS
  PREMIUMS                                        LOSS PAYMENTS     EXPENSE PAYMENT
    WERE                                         -------------------------------------
 EARNED AND      (2)                               (5)                (7)               (9)           (10)         (11)
   LOSSES       DIRECT                  (4)       DIRECT             DIRECT         SALVAGE AND   UNALLOCATED     TOTAL
    WERE         AND       (3)          NET        AND       (6)      AND     (8)    SUBROGATION  LOSS EXPENSE   NET PAID
  INCURRED     ASSUMED    CEDED       (2 - 3)    ASSUMED    CEDED   ASSUMED  CEDED    RECEIVED      PAYMENTS   (5-6+7-8+10)
---------------------------------------------------------------------------------------------------------------------------
PRIOR               XXX       XXX      XXX            19       XXX         7                            1           27

        1987     17,860     8,750    9,110         6,709     2,629     1,358     562     30           338        5,214

        1988     18,702     9,381    9,321         8,364     3,295     1,532     463     19           369        6,507

        1989     30,461    13,974   16,487        13,918     4,891     2,989     846     25           442       11,612

        1990     48,026    27,141   20,885        28,009    16,164     5,146   2,776     51           444       14,659

        1991     60,673    33,205   27,468        36,988    21,260     5,567   2,969     54         1,556       19,882

        1992     76,381    43,033   33,348        53,478    32,144     6,563   3,256    116         1,453       26,094

        1993     93,176    52,872   40,304        61,577    35,249     8,725   4,681    179         1,378       31,750

        1994     86,699    53,174   33,525        58,502    35,533     7,639   4,538    146         2,621       28,691

        1995    102,707    65,079   37,628        59,605    40,437     5,957   4,312    238         2,598       23,411

        1996     76,849    46,193   30,656        33,988    20,132     3,587   2,016     87         2,787       18,214

TOTALS              XXX       XXX      XXX       361,157   211,734    49,070  26,419    945        13,987      186,061


   INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITY
                                                                      EXHIBIT 29
                                                                      ----------
                                   SCHEDULE P
                DETAILED INFORMATION ON LOSSES AND LOSS EXPENSES
                                 (IN THOUSANDS)



(1)                    LOSSES UNPAID                      ALLOCATED LOSS EXPENSES UNPAID
YEARS IN   ------------------------------------------------------------------------------
WHICH
PREMIUMS          CASE BASIS            BULK & IBNR        CASE BASIS         BULK & IBNR
WERE        -------------------------  ------------     -------------------   -----------                               (23)
EARNED AND           (13)                 (15)                (17)               (19)                 (22)             TOTAL
LOSSES              DIRECT               DIRECT              DIRECT             DIRECT              UNALLOCATED      NET LOSSES
WERE                 AND       (14)       AND       (16)      AND      (18)      AND       (20)     LOSS EXPENSES   AND EXPENSES
INCURRED           ASSUMED    CEDED     ASSUMED    CEDED    ASSUMED   CEDED    ASSUMED    CEDED       UNPAID           UNPAID
--------   ---------------------------------------------------------------------------------------------------------------------
PRIOR              121                    88                                      29                       7            245

        1987

        1988

        1989         7          3                                                  1                                      5

        1990         8          1         13          12                           8        5              1             12

        1991        64         26        114          68                          46       28              5            107

        1992        86         42        463         261                         104       59             16            307

        1993       311        167      1,519         881                         360      209             55            988

        1994     1,114        627      2,476       1,435                         479      267            140          1,880

        1995     2,678      1,645      7,358       5,096                       1,005      701            296          3,895

        1996    17,934     10,532      6,256       3,313                       3,805    2,260            713         12,603

TOTALS          22,323     13,043     18,287      11,066                       5,837    3,529          1,233         20,042

             The Registrant has no affiliations with unconsolidated
              subsidiaries or 50%-or-less owned equity investees.

                            INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITY
                                                                                                                          EXHIBIT 29
                                                                                                                          ----------
                                                            SCHEDULE P
                                         DETAILED INFORMATION ON LOSSES AND LOSS EXPENSES
                                                          (IN THOUSANDS)

(1)
YEARS IN                  TOTAL LOSSES AND   LOSS AND LOSS EXPENSE PERCENTAGE    TIME VALUE                    NET BALANCE SHEET
WHICH                    EXPENSES INCURRED     (Incurred/Premiums Earned)         OF MONEY                  RESERVES AFTER DISCOUNT
PREMIUMS            ---------------------------------------------------------------------------             ----------------------
WERE                                                                                                 (33)
EARNED                (25)                            (28)                                      INTER-COMPANY               (35)
LOSSES               DIRECT                          DIRECT                               (32)     POOLING      (34)        LOSS
WERE                  AND       (26)      (27)        AND       (29)     (30)     (31)    LOSS  PARTICIPATION  LOSSES      EXPENSE
INCURRED            ASSUMED    CEDED      NET       ASSUMED    CEDED      NET     LOSS  EXPENSE   PERCENTAGE   UNPAID      UNPAID
------------------------------------------------------------------------------------------------------------------------------------
PRIOR               XX        XX          XX         XX        XX       XX                                         209        36

     1987             8,405      3,191      5,214       47.1    36.5      57.2                                       0         0

     1988            10,265      3,758      6,507       54.9    40.1      69.8                                       0         0

     1989            17,357      5,740     11,617       57.0    41.1      70.5                                       4         1

     1990            33,629     18,958     14,671       70.0    69.9      70.2                                       8         4

     1991            44,340     24,351     19,989       73.1    73.3      72.8                                      84        23

     1992            62,163     35,762     26,401       81.4    83.1      79.2                                     246        61

     1993            73,925     41,187     32,738       79.3    77.9      81.2                                     782       206

     1994            72,971     42,400     30,571       84.2    79.7      91.2                                   1,528       352

     1995            79,497     52,191     27,306       77.4    80.2      72.6                                   3,295       600

     1996            69,070     38,253     30,817       89.9    82.8     100.5                                  10,345     2,258

TOTALS             XX         XX         XX           XX       XX       XX                                      16,501     3,541


        The Registrant has no affiliations with unconsolidated subsidiaries or 50%-or-less owned equity investees.

INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITY
                                                                      EXHIBIT 29

                                   SCHEDULE P
               HISTORY OF INCURRED LOSSES AND ALLOCATED EXPENSES
                                 (IN THOUSANDS)


                            INCURRED LOSSES AND ALLOCATED EXPENSES REPORTED AT YEAR END                       DEVELOPMENT
                -----------------------------------------------------------------------------------------  -----------------
     (1)
YEARS IN WHICH                                                                                             (12)     (13)
 LOSSES WERE     (2)      (3)      (4)       (5)      (6)      (7)      (8)      (9)      (10)     (11)      ONE     TWO
   INCURRED     1987      1988     1989      1990     1991     1992     1993     1994     1995     1996     YEAR     YEAR
----------------------------------------------------------------------------------------------------------------------------
PRIOR             2,820     2,206     2,381    1,765    1,809    1,835    1,883    1,916    1,893    2,143      250     227

      1987        6,103     5,895     5,573    5,330    5,268    5,212    5,181    5,176    5,185    5,184       (1)      8

      1988                  8,016     7,473    7,040    7,157    7,137    7,149    7,164    7,160    7,158       (2)     (6)

      1989                           12,521   11,367   11,561   11,377   11,559   11,578   11,623   11,632        9      54

      1990                                    17,489   14,833   14,800   14,795   14,777   14,749   14,754        5     (23)

      1991                                             19,886   18,580   19,037   19,162   19,094   19,134       40     (28)

      1992                                                      25,323   24,973   25,777   25,644   25,658       14    (119)

      1993                                                               32,774   31,877   31,774   32,218      444     341

      1994                                                                        25,881   27,127   28,358    1,231   2,477

      1995                                                                                 29,790   24,412   (5,378)

      1996                                                                                          27,317

      TOTALS                                                                                                 (3,362)  2,931

            The Registrant has no affiliations with unconsolidated
             subsidiaries or 50%-or-less owned equity investees.

INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITY
                                                                      EXHIBIT 29


                                  SCHEDULE P
           HISTORY OF CUMULATIVE PAID LOSSES AND ALLOCATED EXPENSES
                                (IN THOUSANDS)



                                                                                                             (12)      (13)
                            CUMULATIVE PAID LOSSES AND ALLOCATED EXPENSES AT YEAR END                       NUMBER    NUMBER
                                                                                                            CLAIMS     CLAIMS
                          --------------------------------------------------------------------------------    OF        OF
     (1)                                                                                                    CLOSED    CLOSED
YEARS IN WHICH                                                                                               WITH      WITH
 LOSSES WERE         (2)      (3)     (4)   (5)     (6)     (7)      (8)       (9)      (10)      (11)       LOSS      LOSS
   INCURRED         1987     1988    1989  1990    1991    1992     1993      1994       1995     1996     PAYMENT   PAYMENT
------------------------------------------------------------------------------------------------------------------------------
PRIOR                      0  1,100  1,887 1,654    1,747     1,807   1,866    1,888       1,879     1,905

        1987           2,206  4,375  4,841 4,940    5,101     5,189   5,179    5,176       5,185     4,697

        1988                  3,162  5,685 6,527    6,919     7,055   7,146    7,154       7,160     6,138

        1989                         2,996 8,571   10,469    11,099  11,485   11,550      11,610    11,170

        1990                               6,555   12,595    13,993  14,489   14,648      14,725    14,215

        1991                                        9,886    16,815  18,355   18,677      18,936    18,326

        1992                                                 12,210  22,953   24,591      25,022    24,641

        1993                                                         16,925   28,351      30,166    30,372

        1994                                                                  13,275      23,896    26,070

        1995                                                                              15,950    20,813

        1996                                                                                        15,427

             The Registrant has no affiliations with unconsolidated
              subsidiaries or 50%-or-less owned equity investees.

   INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY AUTHORITY

                                   SCHEDULE P
             HISTORY OF BULK AND INCURRED BUT NOT REPORTED RESERVES
                                 (IN THOUSANDS)


BULK AND INCURRED BUT NOT REPORTED RESERVES ON LOSSES AND ALLOCATED EXPENSES AT YEAR END
------------------------------------------------------------------------------------------------------
     (1)
YEARS IN WHICH
 LOSSES WERE    (2)     (3)      (4)     (5)       (6)      (7)     (8)        (9)    (10)     (11)
   INCURRED     1987    1988    1989    1990      1991     1992    1993       1994    1995     1996
------------------------------------------------------------------------------------------------------
    PRIOR          862     606     725      36                                                  117

     1987          452     430     458     283        134     16

     1988                  661     698     243        162     24                 4

     1989                         3749     806        707    164       35       16     3          1

     1990                                 3323       1047    457      192       82    20          4

     1991                                            3635    697      403      303   102         64

     1992                                                   3335     1055      897   499        247

     1993                                                            4475     2165   019        789

     1994                                                                     4281  1583       1253

     1995                                                                           5278       2566

     1996                                                                                      4488


                                                                     SCHEDULE I
                                                                     ----------

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
              SUMMARY OF INVESTMENTS - OTHER THAN RELATED PARTIES
                               DECEMBER 31, 1996

                                                                   Amount
                                                               which carried
                                                                 in balance      Market
Consolidated                                         Cost          sheet         Value
------------                                     ------------  -------------  ------------
Industrial Bonds                                 $ 11,431,370   $ 11,448,203  $ 11,452,187
Municipal Bonds                                    44,515,993     43,870,289    46,734,041
U. S. Government Bonds                             30,343,561     31,383,657    30,284,968
                                                 ------------   ------------  ------------
      Total Bonds                                  86,290,924     86,702,149    88,471,196
                                                 ------------   ------------  ------------

Common Stock                                        1,063,711        984,169       984,169
Preferred Stock                                       391,582        364,008       364,008
                                                 ------------   ------------  ------------
      Total Stocks                                  1,455,293      1,348,177     1,348,177
                                                 ------------   ------------  ------------

Notes Receivable                                          157            157           157
                                                 ------------   ------------  ------------

Certificates of Deposit                            16,898,070     16,898,070    16,898,070
Industrial Bonds                                    1,567,351      1,567,351     1,567,352
Municipal Bonds                                       579,391        579,391       579,391
U.S. Government Bonds                               3,186,663      3,186,663     3,186,663
                                                 ------------   ------------  ------------
      Total Short Term Investments                 22,231,475     22,231,475    22,231,476
                                                 ------------   ------------  ------------

      Total Investments                          $109,977,849   $110,281,958  $112,051,006
                                                 ============   ============  ============


                              DECEMBER 31, 1995
                                                                   Amount
                                                               which carried
                                                                 in balance      Market
Consolidated                                         Cost          sheet          Value
------------                                     ------------  -------------- ------------
Industrial Bonds                                 $  9,203,128   $  9,200,932  $  9,213,349
Municipal Bonds                                    45,566,345     45,465,326    45,661,917
U. S. Government Bonds                             31,403,018     31,526,049    31,642,047
                                                 ------------  -------------  ------------
      Total Bonds                                  86,172,491     86,192,307    86,517,313
                                                 ------------  -------------  ------------

Common Stock                                        1,465,517      1,523,814     1,523,814
Preferred Stock                                       427,878        435,269       435,269
                                                 ------------  -------------  ------------
      Total Stocks                                  1,893,395      1,959,083     1,959,083
                                                 ------------  -------------  ------------

Notes Receivable                                        2,650          2,650         2,650
                                                 ------------  -------------  ------------

Certificates of Deposit                            12,475,297     12,475,297    12,475,297
Industrial Bonds                                    3,248,256      3,241,255     3,241,697
Municipal Bonds                                       301,929        301,431       302,040
U.S. Government Bonds                               6,432,753      6,452,331     6,464,603
                                                 ------------  -------------  ------------
      Total Short Term Investments                 22,458,235     22,470,314    22,483,637
                                                 ------------  -------------  ------------

      Total Investments                          $110,526,771   $110,624,354  $110,962,683
                                                 ============  =============  ============

SCHEDULE II





                   MOBILE AMERICA CORPORATION AND SUBSIDIARIES      SCHEDULE II
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT      -----------
                           DECEMBER 31, 1996 AND 1995
                        PARENT COMPANY - BALANCE SHEETS
                                     ASSETS


                                                               1996          1995
                                                            -----------  -----------

Cash                                                        $    (5,456)  $2,219,791
Receivables:
  Accrued investment income and other                           184,592      247,517
  Income taxes recoverable                                      581,194            0
  Intercompany receivables                                    7,221,806    7,848,778
                                                            -----------  -----------
    Total receivables                                         7,987,592    8,096,295
                                                            -----------  -----------

Inventory of mobile homes                                             0       11,667
Investments:
  Short-term investments                                      2,225,173    2,999,903
  Securities - held to maturity at
    amortized cost                                            5,883,085    4,002,976
Securities - available for sale at market                     4,957,436    4,128,891
                                                            -----------  -----------
    Total investments                                        13,065,694   11,131,770
                                                            -----------  -----------

Investments in subsidiaries                                  27,453,235   22,087,957


Other assets                                                    392,113      525,540
Deferred income taxes                                           312,578      320,627
Equipment less accumulated depreciation                         188,445       24,374
                                                            -----------  -----------
                                                            $49,394,201  $44,418,021
                                                            ===========  ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Note payable                                                $12,000,000  $12,000,000
Income taxes payable                                                  0       58,528
Accrued expenses and other liabilities                          132,946       27,269
Intercompany payables                                         1,084,234    1,019,234
                                                            -----------  -----------
    Total liabilities                                        13,217,180   13,105,031
                                                            -----------  -----------

Stockholders' equity:
  Common Stock                                                  168,010      168,010
  Capital in excess of par                                    2,729,588    2,686,060
  Net unrealized appreciation on
  securities available for sale,
  net of deferred taxes                                         200,712      691,185
Treasury stock, at cost                                        (510,122)    (420,944)
Retained earnings                                            33,588,833   28,188,679
                                                            -----------  -----------
    Total stockholders' equity                               36,177,021   31,312,990
                                                            -----------  -----------
                                                            $49,394,201  $44,418,021
                                                            ===========  ===========

Cash dividends paid by consolidated subsidiaries to parent         1996  $ 2,425,000
                                                                   1995  $ 3,744,319
                                                                   1994  $ 1,453,000

                                                                   SCHEDULE II
                                                                   -----------

                     MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                    CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          DECEMBER 31, 1996, 1995 AND 1994

                      PARENT COMPANY - STATEMENTS OF OPERATIONS



                                                  1996          1995          1994
                                              ------------  ------------  ------------
Revenues:
  Investment Income                            $  704,100     $  382,764    $  284,905
  Rental Income                                     1,520         67,510        79,830
  Other                                           752,962        246,273       134,458
  Realized gains (losses)                         109,915          7,017       804,516
  Sales of modular office equipment                     0        105,484        60,525
  Service fees                                      7,327        170,826       259,755
                                              -----------   ------------  ------------
      Total revenues                            1,575,824        979,874     1,623,989
                                              -----------   ------------  ------------
Expenses:
  General and administrative                      624,380        348,811       285,305
  Interest on note payable                      1,005,760        156,375             0
  Cost of sales of modular office equipment             0          7,453        15,652
                                              -----------   ------------  ------------
      Total expenses                            1,630,140        512,639       300,957
                                              -----------   ------------  ------------

Income (loss) before taxes                        (54,316)       467,235     1,323,032
                                              -----------   ------------  ------------
      Deferred taxes                                    0        149,063             0
      Current taxes (credit)                     (501,870)        45,076       409,000
                                              -----------   ------------  ------------
                                                 (501,870)       194,139       409,000
                                              -----------   ------------  ------------
Income before equity in
  earnings of subsidiaries                        447,554        273,096       914,032

Equity in earnings of subsidiaries              7,123,838      5,726,598     3,134,414
                                              -----------   ------------  ------------

Net income                                     $7,571,392     $5,999,694    $4,048,446
                                              ===========   ============  ============

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES         SCHEDULE I
                                                                     ----------
                 CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                   PARENT COMPANY - STATEMENTS OF CASH FLOWS



                                                                  1996           1995              1994
                                                              ------------     ------------      ------------
Cash Flows from Operating Activities:
  Net Income                                                  $ 7,571,392      $ 5,999,694       $ 4,048,446
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Gain on sale of investments                                  (109,915)          (7,017)         (804,516)
    Provisions for depreciation                                     3,002            5,674            21,534
    Equity in earnings of subsidiaries                         (7,123,838)      (5,726,598)       (3,134,414)
    Decrease (increase) in accrued investment
     income and other                                              62,925          (90,026)          (47,089)
    Decrease (increase) in prepaid and
     other assets                                                 133,427         (425,540)         (100,000)
    Decrease (increase) in intercompany
     balances                                                     691,972       (6,096,907)         (350,460)
    Net change in current income taxes                           (639,722)         (50,472)          182,000
    Increase (decrease) in accrued
     expenses and other liabilities                               105,677           (5,831)           (7,751)
    Decrease (increase) in deferred taxes                           9,010         (320,627)                0
                                                              -----------      -----------       -----------
    Net cash provided by (used in)
     operating activities                                         703,930       (6,717,650)         (192,250)
                                                              -----------      -----------       -----------
Cash Flows from Investing Activities:
  Dividends from subsidiaries                                   2,425,000        3,744,319         1,453,000
  Investment in subsidiaries                                   (1,100,000)      (1,000,000)                0
  Net change in short-term investments                            774,730       (1,998,213)         (838,638)
  Purchase of investments                                      (4,642,577)      (5,530,286)       (2,876,458)
  Proceeds from sale and maturity of investments                1,997,631        2,791,589         3,839,954
  Purchase of property and equipment                             (167,073)               0           (33,151)
  Sales of modular offices and equipment                                0            7,453            14,563
                                                              -----------      -----------       -----------
   Net cash provided by (used in)
    investing activities                                         (712,289)      (1,985,138)        1,559,270
                                                              -----------      -----------       -----------
Cash Flows from Financing Activities:
  Proceeds from note payable                                            0       12,000,000                 0
  Purchase of Treasury stock                                      (45,650)         (32,503)          (51,875)
  Dividends paid to stockholders                               (2,171,238)      (1,117,776)       (1,304,142)
                                                              -----------      -----------       -----------
   Net cash provided by (used in)
    financing activities                                       (2,216,888)      10,849,721        (1,356,017)
                                                              -----------      -----------       -----------
Net increase (decrease) in cash                                (2,225,247)       2,146,933            11,003
Cash, beginning of year                                         2,219,791           72,858            61,855
                                                              -----------      -----------       -----------
Cash, end of year                                                 ($5,456)     $ 2,219,791       $    72,858
                                                              ===========      ===========       ===========

                                                                  SCHEDULE III
                                                                  ------------




                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTARY INSURANCE INFORMATION
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                              Losses, Claims and Policy Acquisition Costs
                                                                             ---------------------------------------------
                                                      Premiums                                                 Commissions
                                  --------------------------------------------------                                and
                                  Unearned                  Unearned     Premiums     Losses         Losses      brokerage
                                  premiums        Net       premiums      earned    outstanding     incurred     incurred
                                  beginning    premiums      end of       during      end of         during       during
Lines of Insurance                of period     written      period       period      period         period       period
                                 -----------  -----------  -----------  ----------- -------------  -----------  -----------
Year ended December 31, 1994:

Fortune Insurance Company:
Homeowners                       $ 1,238,909  $   358,465  $   556,850  $ 1,040,524   $   548,707  $ 1,242,612   $   484,902
Business Owners Package              232,269      326,381      236,931      321,719       225,388       65,279        89,172
Automobile Physical Damage           392,460      941,392      519,485      814,367       208,296      429,201       231,114
Automobile Liability              13,499,136   29,547,599   10,892,355   32,154,380    18,112,927   24,866,966     9,868,348
Other                                      0           89            0           89         7,968        1,511            18
                                 -----------  -----------  -----------  -----------  ------------  -----------   -----------
                                 $15,362,774  $31,173,926  $12,205,621  $34,331,079   $19,103,286  $26,605,569   $10,673,554
                                 -----------  -----------  -----------  -----------  ------------  -----------   -----------

Fortune Life Insurance Company:
Individual Credit Life           $     1,453  $         0  $       834  $       619   $         0  $       240   $       260
Ordinary Life                         27,671       11,277        5,471       33,477        14,782       16,558        17,528
Accident and Health                        0            0            0            0             0            0             0
                                 -----------  -----------  -----------  -----------  ------------  -----------   -----------
                                 $    29,124  $    11,277  $     6,305  $    34,096   $    14,782  $    16,798   $    17,788
                                 -----------  -----------  -----------  -----------  ------------  -----------   -----------

Pegasus Insurance Company:
Homeowners                       $       550  $         0  $         0  $       550   $         0  $         0   $        55
Business Owners Package                    0        3,001          953        2,048             0            0           210
Other Liability                            0       18,885       14,473        4,412             0            0           657
                                 -----------  -----------  -----------  -----------  ------------  -----------   -----------
                                 $       550  $    21,886  $    15,426  $     7,010   $         0  $         0   $       922
                                 -----------  -----------  -----------  -----------  ------------  -----------   -----------

Eliminations                               0            0            0            0             0     (155,924)   (7,711,314)
                                 -----------  -----------  -----------  -----------  ------------  -----------   -----------

Consolidated Totals              $15,392,448  $31,207,089  $12,227,352  $34,372,185   $19,118,068  $26,466,443   $ 2,980,950
                                 ===========  ===========  ===========  ===========  ============  ===========   ===========

\





                                                                    Schedule III
                                                                    ------------
                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                                    Losses, Claims and Policy Acquisition Costs
                                                                                    -------------------------------------------
                                                       Premiums                                                    Commissions
                                 ----------------------------------------------------                                  and
                                   Unearned                   Unearned     Premiums      Losses        Losses       brokerage
                                   premiums         Net       premiums      earned     outstanding    incurred       incurred
                                   beginning     premiums      end of       during       end of        during         during
Lines of Insurance                 of period      written      period       period       period        period         period
                                 -------------  -----------  -----------  -----------  ------------- ----------   -----------

Year ended December 31, 1995:

Fortune Insurance Company:
Homeowners                       $     556,850  $ 1,443,579  $   791,308  $ 1,209,121  $   387,357  $   803,827   $   393,467
Business Owners Package                236,931      215,687      161,624      290,994      285,881      295,557        72,813
Automobile Physical Damage             519,485    4,664,818    1,856,644    3,327,659      876,910    3,096,325       775,274
Automobile Liability                10,892,355   34,234,855   12,388,788   32,738,422   19,224,250   26,704,606     7,238,035
Other                                        0            0            0            0        7,636          200          (535)
                                 -------------  -----------  -----------  -----------  -----------  -----------   -----------
                                 $  12,205,621  $40,558,939  $15,198,364  $37,566,196  $20,782,034  $30,900,515   $ 8,479,054
                                 -------------  -----------  -----------  -----------  -----------  -----------   -----------

Fortune Life Insurance Company:
Individual Credit Life           $         834  $         0  $       541  $       293  $         0  $         0   $        96
Ordinary Life                            5,471       19,821       11,392       13,900       15,540       30,758         7,001
Accident and Health                          0            0            0            0            0            0             0
                                 -------------  -----------  -----------  -----------  -----------  -----------   -----------
                                 $       6,305  $    19,821  $    11,933  $    14,193  $    15,540  $    30,758   $     7,097
                                 -------------  -----------  -----------  -----------  -----------  -----------   -----------

Pegasus Insurance Company:
Homeowners                       $           0  $    83,089  $    48,058  $    35,031  $    10,509  $    10,509   $    13,404
Business Owners Package                    953        4,399        2,094        3,258          977          977           894
Other Liability                         14,473       23,701       14,006       24,168       14,500       14,500         5,124
                                 -------------  -----------  -----------  -----------  -----------  -----------   -----------
                                 $      15,426  $   111,189  $    64,158  $    62,457  $    25,986  $    25,986   $    19,422
                                 -------------  -----------  -----------  -----------  -----------  -----------   -----------

Eliminations                                 0            0            0            0            0     (228,633)   (7,643,569)
                                 -------------  -----------  -----------  -----------  -----------  -----------   -----------

Consolidated Totals              $  12,227,352  $40,689,949  $15,274,455  $37,642,846  $20,823,560  $30,728,626   $   862,004
                                 =============  ===========  ===========  ===========  ===========  ===========   ===========

                                                                    SCHEDULE III




                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                      SUPPLEMENTARY INSURANCE INFORMATION

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                    Losses, Claims and Policy Acquisition Costs
                                                                                    ------------------------------------------

                                                      Premiums                                                   Commissions
                                 ---------------------------------------------------                                and
                                  Unearned                   Unearned     Premiums      Losses       Losses      brokerage
                                  premiums        Net        premiums      earned     outstanding   incurred     incurred
                                  beginning     premiums      end of       during       end of       during       during
Lines of Insurance                of period     written       period       period       period       period       period
                                 -----------  ------------  -----------  -----------  -----------  -----------  -----------

Year ended December 31, 1996:
Fortune Insurance Company:
Homeowners                       $   791,308  $ 1,580,533   $   739,609  $ 1,632,232  $   640,362  $   925,804  $   520,625
Business Owners Package              161,624      159,949        77,049      244,524      482,564      304,639       52,682
Automobile Physical Damage         1,856,644    3,574,174     1,397,118    4,033,700      722,143    3,411,448      914,071
Automobile Liability              12,388,788   26,254,197    14,668,654   23,974,331   17,874,116   18,749,139    3,030,867
Other                                      0            0             0            0        7,460          326            0
                                 -----------  -----------   -----------  -----------  -----------  -----------  -----------
                                 $15,198,364  $31,568,853   $16,882,430  $29,884,787  $19,726,645  $23,391,356  $ 4,518,245
                                 -----------  -----------   -----------  -----------  -----------  -----------  -----------
Fortune Life Insurance Company:
Individual Credit Life           $       541  $         0   $       369  $       172  $         0  $         0  $         0
Ordinary Life                         11,392       77,410        53,978       34,824       16,291          751       24,013
Accident and Health                        0            0             0            0            0            0            0
                                 -----------  -----------   -----------  -----------  -----------  -----------  -----------
                                 $    11,933  $    77,410   $    54,347  $    34,996  $    16,291  $       751  $    24,013
                                 -----------  -----------   -----------  -----------  -----------  -----------  -----------
Pegasus Insurance Company:
Homeowners                       $    48,058  $ 1,500,450   $   818,032  $   730,476  $   270,379  $   406,297  $   236,932
Business Owners Package                2,094         (172)            0        1,922        2,246        1,269          567
Other Liability                       14,006       41,730        16,384       39,352       41,462       26,962       10,559
                                 -----------  -----------   -----------  -----------  -----------  -----------  -----------
                                 $    64,158  $ 1,542,008   $   834,416  $   771,750  $   314,087  $   434,528  $   248,058
                                 -----------  -----------   -----------  -----------  -----------  -----------  -----------
Eliminations                               0            0             0            0            0            0   (3,625,344)
                                 -----------  -----------   -----------  -----------  -----------  -----------  -----------
Consolidated Totals              $15,274,455  $33,188,271   $17,771,193  $30,691,533  $20,057,023  $23,826,635  $ 1,164,972
                                 ===========  ===========   ===========  ===========  ===========  ===========  ===========

                                                                     SCHEDULE IV


                        MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                     SUPPLEMENTARY INSURANCE INFORMATION - REINSURANCE
                        YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                  Percentage
                                             Ceded to     Assumed                 of Amount
                                 Gross         Other     From Other                Assumed
                                 Amount      Companies   Companies   Net Amount     to Net
                              ------------  -----------  ----------  -----------  ----------

Year ended December 31, 1996
----------------------------

Life insurance in force       $  5,138,000  $    13,000  $        0  $ 5,125,000  $        0
                              ============  ===========  ==========  ===========  ==========


Insurance premiums earned:
Life insurance                $     35,464  $       468  $        0  $    34,996  $        0
Property and Casualty           76,848,640   46,192,103           0   30,656,537           0
                              ------------  -----------  ----------  -----------  ----------
                              $ 76,884,104  $46,192,571  $        0  $30,691,533  $        0
                              ============  ===========  ==========  ===========  ==========


Year ended December 31, 1995
----------------------------

Life insurance in force       $  1,304,702  $    12,500  $        0  $ 1,292,202  $        0
                              ============  ===========  ==========  ===========  ==========


Insurance premiums earned:
Life insurance                $     14,661  $       468  $        0  $    14,193  $        0
Property and Casualty          102,707,334   65,078,681           0   37,628,653           0
                              ------------  -----------  ----------  -----------  ----------
                              $102,721,995  $65,079,149  $        0  $37,642,846  $        0
                              ============  ===========  ==========  ===========  ==========


Year ended December 31, 1994
----------------------------

Life insurance in force       $    740,296  $    12,500  $        0  $   727,796  $        0
                              ============  ===========  ==========  ===========  ==========


Insurance premiums earned:
Life insurance                $     34,547  $       451  $        0  $    34,096  $        0
Property and Casualty           87,687,178   53,349,089           0   34,338,089           0
                              ------------  -----------  ----------  -----------  ----------
                              $ 87,721,725  $53,349,540  $        0  $34,372,185  $        0
                              ============  ===========  ==========  ===========  ==========

                                                                SCHEDULE VI
                                                                -----------
                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                      SUPPLEMENTAL INSURANCE INFORMATION
                   CONSOLIDATED PROPERTY-CASUALTY ENTITIES
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                      Claim and Claim
                 Reserves for    Discount                                             Adjustment Expenses
   Deferred     Unpaid Claims     if any,                                             Incurred Related to
    Policy        and Claim     deducted in                               Net          (1)          (2)
 Acquisition      Adjustment     previous     Unearned      Earned     Investment    Current       Prior
    Costs          Expenses       column      Premiums     Premiums      Income       Year         Years
--------------  --------------  -----------  -----------  -----------  ----------  -----------  ------------
Year Ended December 31, 1996

      $191,839     $20,040,734   $0          $17,716,845  $30,656,536  $4,337,687  $27,317,000  ($3,491,118)

Year Ended December 31, 1995

  ($1,405,008)     $20,808,027   $0          $15,262,522  $37,628,653  $4,337,330  $30,737,734  $   188,772

Year Ended December 31, 1994

    ($436,537)     $19,103,286   $0          $12,221,047  $34,338,089  $3,334,414  $26,623,447     ($17,878)




                                                                                     Paid
                                                                  Amortization      Claims
                                                                 of Deferred       and Claim
                                                              Policy Acquisition  Adjustment     Premium
                                                                    Costs          Expenses      Written
                                                              ------------------  -----------  -----------
Year Ended December 31, 1996

                                                               ($1,596,848)      $24,593,170    $33,110,861

Year Ended December 31, 1995

                                                               ($8,498,476)      $29,221,765    $40,670,127

Year Ended December 31, 1994

                                                              ($10,674,476)      $26,912,554    $31,195,812

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOBILE AMERICA CORPORATION
                                          ---------------------------------
                                                  Registrant


     March 27, 1997                   By:    /s/ Allan J. McCorkle
                                          --------------------------------
                                              Allan J. McCorkle
                                                 President


     March 27, 1997                   By:        /s/ Thomas L. Stinson
                                          ----------------------------------
                                                 Thomas L. Stinson
                                          Vice President Financial Reporting


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



 By /s/ Allan J. McCorkle     Chairman of the Board,           March 27, 1997
 -------------------------         and Director
     Allan J. McCorkle

 By /s/ Thomas J. McCorkle         Director                    March 27, 1997
 -------------------------
   Thomas J. McCorkle

 By  /s/ R. Lee Smith              Director                    March 27, 1997
 -------------------------
     R. Lee Smith

By /s/ Robert Thomas III           Director                    March 27, 1997
--------------------------
    Robert Thomas III

By /s/ Jack Horne Chambers         Director                    March 27, 1997
--------------------------
    Jack Horne Chambers

By /s/ John Michael Garrity        Director                    March 27, 1997
--------------------------
    John Michael Garrity

By /s/ Thomas Edwin Perry          Director                    March 27, 1997
--------------------------
    Thomas Edwin Perry