Form 10-Q
period 1997-03-31
MOBILE AMERICA CORP
filed 1997-05-14
CIK 67199

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                   Quarterly Report Under Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

           For Quarter Ended March 31, 1997 Commission File No. 0-6764



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

        Registrant's telephone number, including area code (904) 363-6339
                                                           ----------------


                                      N/A
-------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                         if changed since last report


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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 6,236,316 shares of common stock, par value $.025 per share, outstanding as of the close of business on May 10, 1997.

                                     PART I



                           MOBILE AMERICA CORPORATION

                                      INDEX


Financial Statements:                                                  Page

     Part I

     Unaudited Consolidated Balance Sheets                                  1

     Unaudited Consolidated Statements of Operations                        2

     Unaudited Consolidated Statements of Cash Flows                        3

     Unaudited Consolidated Statements of Changes in
       Stockholders' Equity                                                 4

     Notes to Financial Statements                                        5-7

     Management's Discussion and Analysis
       of the Unaudited Consolidated Statements of Operations               8


     Part II

     Other Information, and Signatures                                      9

                   MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                      March 31, 1997 and December 31, 1996

                 ASSETS                       1997          1996
---------------------------------------------------------------------
Investments:
   Securities held to maturity
     at amortized cost (fair value
     $49,387,763 and $48,991,063)           $49,929,973   $49,094,824
   Securities available for
     sale at fair value
     (amortized cost $37,644,411
      and $38,651,393)                       37,608,061    38,955,502

   Notes receivable less unearned
     discount                                       157           157
   Short-term investments                    13,516,487    22,231,475
                                          ---------------------------


     Total investments                      101,054,678   110,281,958
                                          ---------------------------



Cash                                          4,737,634     1,802,644
Receivables:
   Insurance premiums                         3,351,583     3,916,439
   Accrued investment income and other        1,675,917     1,601,798
   Reinsurance on paid losses                    69,600        31,935
   Reinsurance                               22,085,239    27,638,632
                                          ---------------------------

      Total receivables                      27,182,339    33,188,804
                                          ---------------------------



Deferred income tax                           2,071,526     2,043,257



Prepaid reinsurance premiums                 20,175,829    20,347,436

Inventory of mobile homes                        27,878        27,878

Deferred policy acquisition costs            (2,569,814)   (2,734,995)

Property and Equipment:
   Land, at cost                                524,043       524,043
   Modular office equipment, at cost less
      accumulated depreciation of $7,982
      and $7,982                                  3,000         3,000


   Equipment and leasehold improvements
      at cost less accumulated
      depreciation and amortization of
      $2,114,396 and $2,070,009                 635,989       544,663
                                          ---------------------------

      Total property and equipment:           1,163,032     1,071,706
                                          ---------------------------


Equity in Pools and Associations              1,185,843     1,185,843
Other Assets                                    733,426       872,370
                                          ---------------------------

                                           $155,762,371  $168,086,901
                                          ===========================




      LIABILITIES AND STOCKHOLDERS' EQUITY         1997          1996
--------------------------------------------------------------------------
  Insurance loss reserves, including
     future policy benefits                      $40,038,179   $47,695,655
  Unearned premium                                38,485,533    38,118,629
  Reinsurance funds withheld and
     balances payable                             11,942,819    17,353,367

  Accrued expenses and other liabilities          17,111,656    15,636,751
  Deferred income tax on net unrealized gains
  on securities available for sale                         0       103,397
  Unearned service fee                             1,117,020     1,329,632
  Note payable                                    12,000,000    12,000,000

  Current income taxes payable                       265,140      (327,551)
                                               ---------------------------



       Total liabilities                         120,960,347   131,909,880
                                               ---------------------------


  Stockholders' equity:
  Common stock, $.025 par value per share
     Authorized - 18,000,000 shares
     Issued - 6,720,396 shares                       168,010       168,010










  Capital in excess of par value                   2,729,588     2,729,588





  Net unrealized gain (loss) on securities
     available for sale net of deferred
     income taxes                                    (36,351)      200,712






  Treasury Stock at cost, 484,080 and
     465,356 shares                                 (740,332)     (510,122)





  Retained Earnings                               32,681,109    33,588,833
                                               ---------------------------

  Total stockholders' equity                      34,802,024    36,177,021
                                               ---------------------------

                                                $155,762,371  $168,086,901
                                               ===========================



See notes to consolidated financial statements.

                   MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                     QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                                   1997                 1996
                                                              -------------          -----------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $12,452,172 and
      $13,691,933                                               $11,427,003           $9,610,837
   Service fees earned                                            2,283,061            2,514,566
   Investment income                                              1,519,520            1,637,385
   Other                                                              4,540               11,499
   Net realized gains on investments                                 15,496              141,239
                                                                -----------           ----------

         Total revenues                                          15,249,620           13,915,526
                                                                -----------           ----------


Expenses:
   Losses and loss adjustment expenses,  net of
      reinsurance recoveries of $9,380,374 and
      $9,865,361                                                  8,621,388            7,070,196
   Policy acquisition costs                                       1,090,490            1,688,494
   Salaries and wages                                             2,083,021            1,775,077
   General and administrative                                       981,862            1,207,869
   Interest expense                                                 250,094              255,500
                                                                -----------           ----------

         Total expenses                                          13,026,855           11,997,136
                                                                -----------           ----------


Income before provision for income taxes                          2,222,765            1,918,390
                                                                -----------           ----------

Provision (benefit) for income taxes:
   Current                                                          684,342              510,000
   Deferred                                                         (28,269)             (25,000)
                                                                -----------           ----------

         Total provision for income taxes                           656,073              485,000
                                                                -----------           ----------


Net income                                                       $1,566,692           $1,433,390
                                                                ===========           ==========


Earnings per share:

          Net income                                                  $0.25                $0.23
                                                                ===========           ==========

Weighted average number of common stock and
   common stock equivalents                                       6,236,316            6,260,040
                                                                ===========           ==========

         See notes to consolidated financial statements.

                   MOBILE AMERICA CORPORATION AND SUBSIDIARIES

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                             1997           1996
                                                         ------------    ------------

Cash Flows from Operating Activities:
 Net Income                                              $  1,566,692    $  1,433,390
 Adjustments to reconcile net income to
  net cash used by operating activities:
  Provision for depreciation                                   35,434          48,506
  Gain on sale of investments                                 (15,496)       (141,239)
  Decrease (Increase) in insurance premiums receivable        564,856        (137,624)
  Increase in accrued investment
    income and other                                          (74,119)       (198,302)
  Decrease in prepaid reinsurance
    premiums                                                  171,607       2,500,055
  Decrease in reinsurance receivable                        5,515,728       2,674,954
  Increase in deferred policy
    acquisition costs                                        (165,181)     (1,099,873)
  Decrease in prepaid expenses and other assets               138,944          15,572
  Decrease in insurance loss reserves                      (7,657,476)     (3,517,561)
  Increase (decrease) in unearned premium                     366,904      (2,579,044)
  Decrease in reinsurance funds held and
   balances payable                                        (5,410,548)     (2,551,617)
  Increase in accrued expenses
   and other liabilities                                    1,474,905       2,437,809
  Increase (Decrease) in current income taxes                 592,691         (51,000)
  Increase in deferred income taxes                           (28,269)        (25,000)
 (Decrease) Increase in unearned service fees                (212,612)         14,160
                                                         ------------    ------------
         Net cash used by
            operating activities                         ($ 3,135,940)   ($ 1,176,814)
                                                         ------------    ------------

Cash Flows from Investing Activities:
  Net change in short term investments                      8,714,988       6,766,341
  Purchase of investments                                  (4,874,297)    (17,558,439)
  Proceeds from sale and maturity of investments            5,061,625      10,319,223
  Purchase of property and equipment                         (126,760)         31,594
  Sale of modular offices and equipment                             0          (4,600)
  Notes receivable                                                  0             474
                                                         ------------    ------------
         Net cash provided (used) in
            investing activities                            8,775,556        (445,407)
                                                         ------------    ------------

Cash Flows from Financing Activities:
 Purchase of Treasury Stock                                  (230,210)              0
 Dividends paid to stockholders                            (2,474,416)     (2,171,236)
                                                         ------------    ------------
         Net cash used in
           financing activities                            (2,704,626)     (2,171,236)
                                                         ------------    ------------
Net increase in cash                                        2,934,990      (3,793,457)

Cash, beginning year                                        1,802,644       6,510,457
                                                         ------------    ------------

Cash, end of year                                        $  4,737,634    $  2,717,000
                                                         ============    ============


See notes to consolidated financial statements.

                   MOBILE AMERICA CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     QUARTERS ENDED MARCH 31, 1997 AND 1996

                                                             1997            1996
                                                         ------------    ------------
Common Stock:
      No change during period                            $    168,010    $    168,010
                                                         ------------    ------------

Capital in excess of par value:
      No change during period                               2,729,588       2,686,060
                                                         ------------    ------------

Net unrealized gain (loss) on securities
available for sale:
      Balance at beginning of period                          200,712         691,185
      Increase (decrease)                                    (340,460)       (501,483)
      Deferred taxes on unrealized gains                      103,397         170,000
                                                         ------------    ------------

      Balance at end of period                                (36,351)        359,702
                                                         ------------    ------------



Treasury Stock:
      Balance at beginning of period                         (510,122)       (420,944)
      Purchases of 18,724
       and 0 shares                                          (230,210)              0
                                                         ------------    ------------

      Balance at end of period                               (740,332)       (420,944)
                                                         ------------    ------------



Retained earnings:
      Balance at beginning of period                       33,588,833      28,188,679
      Net income                                            1,566,692       1,433,390
      Cash dividends $.40, and $.35
        per share                                          (2,474,416)     (2,171,236)
                                                         ------------    ------------

      Balance at end of period                             32,681,109      27,450,833
                                                         ------------    ------------


Total stockholders' equity at end of period              $ 34,802,024    $ 30,243,661
                                                         ============    ============


See notes to consolidated financial statements.

                           MOBILE AMERICA CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                     QUARTERS ENDED MARCH 31, 1997 AND 1996
Note 1

     In the opinion of the Registrant, the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal occurring accruals) necessary to present fairly its financial position as of March 31, 1997, and the results of its operations and statement of cash flow for the three months ended March 31, 1997.

Note 2

     The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

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

(c)  Method for Valuing Investments

     Investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriated classification of its investments at time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with investments in equity securities. Securities available for sale are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of Shareholders' Equity. The company has no investments which qualify as trading. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

(d)  Realized Investment Gains and Losses

     The cost of securities sold is based upon the specific identification method and any gains or losses are reflected in the accompanying statements of operations.

(e)  Deferred Policy Acquisition Costs

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

(g)  Insurance Contracts

     The insurance contracts accounted for in these financial statements include both short-duration contracts and long-duration contracts. Short-duration contracts provide insurance protection for a fixed period of short duration and enable the insurer to cancel the contract or to adjust the provisions at the end of any contract period. Most property-liability insurance contracts and certain term life insurance contracts are short-duration contracts. Long-duration contracts generally are not subject to unilateral changes in their provisions and require the performance of various functions and services, including insurance protection, for an extended period. Long-duration contracts include whole-life contracts and guaranteed renewable term life contracts The Company has not issued any participating policies.

(h)  Insurance Loss Reserves

     The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, terminations, morbidity, and other assumptions which were appropriate at the time the contracts were issued. Such estimates were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5%.

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

(j)  Recognition of Service Fee

     Service fees represent proceeds from servicing insurance policies for third parties on a fee-for-service basis. Fees are recognized as revenue over the expected service life of the underlying insurance policies.

(k)  Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

(l)  Reclassifications

     Certain expenses, previously reported as general and administrative, were reclassified as loss adjustment expenses in the 1996 statement of operations to conform to 1997 presentation. This reclassification had no effect on net income or shareholders' equity, as previously reported.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS MARCH 31, 1997.

Consolidated revenues totaled $15,249,620 for the first quarter of 1997, a 9.6% increase over the $13,915,526 reported in the first quarter of 1996.

Insurance premiums earned increased 18.9% to $11,427,003 in 1997 from $9,610,837 reported in 1996. This increase is due to premium rate increases on personal injury protection and property damage liability business instituted in late 1995 and 1996. Investment income decreased 7.7% to $1,519,520 from $1,637,385 reported during the same period in 1996 primarily due to a reduction of assets to meet claim payment requirements offset somewhat by a shift to higher yielding investments with average maturity of three to four years, and a overall increase in investment yields. Service fees earned decreased 10.1% to $2,283,061 in 1997 compared to $2,514,566 reported in 1996 the result of the termination of certain service agreements offset by the start-up of new business relationships. The Company continues to seek opportunities in this area.

Consolidated expenses increased 8.6% to $13,026,855 during the first quarter of 1997 from $11,997,136 reported during the comparable period of 1996.

Loss and loss adjustment expenses increased 21.9% due to continued strengthening of loss and loss expense reserves relating to minimum limits automobile personal injury protection business. The Registrant believes that its current reserves are adequate and proper, however, additional reserve increases may be required in the future. In its efforts to reduce loss and loss expenses, as it relates to earned premium, the Registrant initiated a significant rate increase in the minimum limits personal injury protection line of business during the fourth quarter of 1996. This increase follows closely behind a similar sized rate increase in the fourth quarter of 1995. These rate increases have not had a material adverse affect on premium production or market position. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant.

The increase in salary and wages results from additional costs associated with administering the fee-for-service business , which the Company plans to expand, and the increase in business within the Company's core insurance business. The decrease in general and administrative expense of 23% results from the allocation of overhead expenses to the claims function. At March 31, 1997 and 1996 $644,000 and $353,000, respectively, in overhead expense are included in loss adjustment expense. Interest expense relates to a $12,000,000 loan consummated during the fourth quarter of 1995. The note accrues interest at the 30 day LIBOR rate plus 275 basis points and is paid monthly.

Cash flow from operations was negative during the first quarter of 1997 as loss and loss adjustment expense payments and consolidated operating expense payments exceeded premium and investment revenues. Such negative cash flow resulted in part from continued poor loss development in the minimum limit automobile personal injury protection line of business combined with an acceleration of loss payments designed to realize loss adjustment expense savings through a reduction in legal costs. The Registrant's practice of maintaining a highly liquid investment portfolio allowed the Registrant to meet cash demands with no adverse impact on operating performance. Management is optimistic that cash flow will improve during 1997 as rate icnreases take affect and the settlement of losses returns to a more normal pattern.

The Registrant maintains sufficient liquidity to meet operational needs. Cash dividends and capital expenditure requirements are provided by investing activities. The investment policy continues to empathize higher quality securities matched closely with the Registrant's short liability duration.

                                     Part II

                                OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

  (a)     Exhibits:

          11.  Unaudited computations of earnings per share.
          27.  Financial Data Schedule (for SEC use only).

  (b)     Reports on Form 8K

          No reports on Form 8K were filed for the quarter ended March
          31, 1997.












                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            MOBILE AMERICA CORPORATION
                                            -----------------------------
                                                     Registrant


May 13, 1997                                By/s/       Thomas L. Stinson
------------                                -----------------------------
   Date                                                 Thomas L. Stinson
                                            Senior Vice President and CFO
                                              and Chief Financial Officer