Form 10-Q
period 1997-06-30
MOBILE AMERICA CORP
filed 1997-08-14
CIK 67199

                                  FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C. 20549

                 Quarterly Report Under Section 13 or 15(d)

                   of the Securities Exchange Act of 1934

     For Quarter Ended June 30, 1997_________Commission File No. 0-6764



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

                             Yes   X      No      .
                                 -----       -----

                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

         There were 7,147,334 shares of common stock, par value $.025 per share, outstanding as of the close of business on August 8, 1997.

                                   PART I



                         MOBILE AMERICA CORPORATION

                                     INDEX


Financial Statements:                                                                                   Page
         Part I

         Unaudited Consolidated Balance Sheets                                                              1

         Unaudited Consolidated Statements of Operations                                                    2

         Unaudited Consolidated Statements of Cash Flows                                                    3

         Unaudited Consolidated Statements of Changes in
           Stockholders' Equity                                                                             4

         Notes to Financial Statements                                                                    5-7

         Management's Discussion and Analysis
           of the Unaudited Consolidated Statements of Operations                                         8-9

         Exhibit 11 - Computations of Earnings Per Share                                                   10

         Part II

         Other Information, and Signatures                                                                 11


                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                    UNAUDITED CONSOLIDATED BALANCE SHEETS
                     June 30, 1997 and December 31, 1996




            ASSETS                                  1997          1996
--------------------------------------------------------------------------

Investments:
  Securities held to maturity
   at amortized cost (fair value
   $48,432,008 and $48,991,063)                $ 48,690,505   $ 49,094,824
  Securities available for sale at fair value
   (amortized cost $36,584,444
   and $38,651,393)                              37,018,586     38,955,502
  Notes receivable less unearned
   discount                                             157            157
  Short-term investments                         12,550,217     22,231,475
                                               ---------------------------
     Total investments                           98,259,465    110,281,958
                                               ---------------------------


Cash                                              5,455,070      1,802,644
  Receivables:
   Insurance premiums                             4,228,453      3,916,439
   Accrued investment income                      1,456,748      1,601,798
   Reinsurance on paid losses                        35,793         31,935
   Reinsurance Recoverable                       21,273,030     27,638,632
                                               ---------------------------
     Total receivables                           26,994,024     33,188,804
                                               ---------------------------
Deferred income tax                               2,125,440      2,043,257


 Prepaid reinsurance premiums                    19,795,008     20,347,436

 Inventory of mobile homes                           27,878         27,878


 Deferred policy acquisition costs               (2,331,248)    (2,734,995)


 Property and Equipment:
   Land, at cost                                    524,043        524,043
   Modular office equipment, at cost less
    accumulated depreciation of $7,982
    and $7,982                                        3,000          3,000

   Equipment and leasehold improvements
    at cost less accumulated
    depreciation and amortization of
    $2,160,634 and $2,070,009                       623,302        544,663
                                               ---------------------------
      Total property and equipment:               1,150,345      1,071,706
                                               ---------------------------
 Equity in pools and associations                 1,185,842      1,185,843
 other assets                                       725,624        872,370
                                               ---------------------------
                                               $153,387,448   $168,086,901
                                               ===========================

 LIABILITIES AND STOCKHOLDERS' EQUITY               1997          1996
--------------------------------------------------------------------------

Insurance loss reserves, including
  future policy benefits                        $ 38,871,121  $ 47,695,655
Unearned premium                                  38,390,183    38,118,629
Reinsurance funds withheld and
  balances payable                                10,786,794    17,353,367
Accrued expenses and other liabilities            15,380,723    15,636,751
Deferred income tax on net unrealized gains on
  securities available for sale                      147,608       103,397
Unearned service fee                                 953,250     1,329,632
Note payable                                      12,000,000    12,000,000
Current income taxes payable                        (197,620)     (327,551)
                                                --------------------------
          Total liabilities                      116,332,059   131,909,880
                                                --------------------------

Stockholders' equity:
Common stock, $.025 par value per share
   Authorized-18,000,000 shares
   Issued - 7,644,414 and 6,720,396 shares           191,110       168,010

 Capital in excess of par value                    3,699,807     2,729,588

 Net unrealized appreciation on securities
  available for sale net of deferred
  income taxes                                       286,534       200,712

 Treasury stock at cost, 497,080 and
  465,356 shares                                    (894,907)     (510,122

 Retained earnings                                33,772,845    33,588,833
                                                --------------------------
 Total stockholders' equity                       37,055,389    36,177,021
                                                --------------------------
                                                $153,387,448  $168,086,901
                                                ==========================


See notes to consolidated financial statements.

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
QUARTERS ENDED JUNE 30, 1997 AND 1996, SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                    Quarters Ended June 30      Six Months Ended June 30
                                                       1997          1996           1997         1996
                                                   -------------------------    ------------------------

Revenues:
 Insurance premiums earned net of
  premiums ceded of $12,306,563, $13,372,205,
  $24,758,735 and $27,064,138                      $11,125,519    $9,491,528    $22,552,522  $19,102,365
 Service fees earned                                 2,638,161     3,553,546      4,921,222    6,068,112
 Investment income                                   1,442,349     1,672,300      2,961,869    3,309,685
 Other                                                   9,254        (3,907)        13,794        7,592
 Net realized gains on investments                       7,013        81,255         22,509      222,494
                                                   -------------------------    ------------------------
     Total revenues                                 15,222,296    14,794,722     30,471,916   28,710,248
                                                   -------------------------    ------------------------

Expenses:
 Losses and loss adjustment expenses,  net of
  reinsurance recoveries of $10,449,037,
  $14,963,801,  $19,829,411 and $24,829,162.         8,184,631     7,357,383     16,806,019   14,074,895
 Policy acquisition costs                               82,031       750,116      1,172,521    2,438,610
 Salaries and wages                                  1,709,520     1,498,768      3,792,541    3,273,845
 General and administrative                          1,921,162     1,915,684      2,903,024    3,476,237
 Interest expense                                      258,448       251,766        508,542      507,266
                                                   -------------------------    ------------------------
     Total expenses                                 12,155,792    11,773,717     25,182,647   23,770,853
                                                   -------------------------    ------------------------

 Income before provision for income taxes            3,066,504     3,021,005      5,289,269    4,939,395
                                                   -------------------------    ------------------------

 Provision and (benefit) for income taxes:
  Current                                            1,034,729     1,513,704      1,719,071    2,023,704
  Deferred                                             (53,914)     (530,046)       (82,183)    (555,046)
                                                   -------------------------    ------------------------

     Total provision for income taxes                  980,815       983,658      1,636,888    1,468,658
                                                   -------------------------    ------------------------

Net income                                         $ 2,085,689   $ 2,037,347    $ 3,652,381  $ 3,470,737
                                                   =========================    ========================

Earnings per share:
 Net income                                              $0.33         $0.32          $0.58        $0.55
                                                   =========================    ========================

Weighted average number of common stock and
 common stock equivalents                            6,271,888     6,296,379      6,271,888    6,296,379
                                                   =========================    ========================




See notes to consolidated financial statements.

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996



                                                          1997          1996
                                                       ------------------------

Cash Flows from Operating Activities:
 Net Income                                           $ 3,652,381   $ 3,470,737
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for depreciation                               72,699        95,267
  Gain on sale of investments                             (22,509)     (222,494)
  Increase in insurance premiums receivable              (312,014)     (708,529)
  Decrease in accrued investment
   income                                                 145,050       156,597
  Decrease in prepaid reinsurance premiums                552,427     3,298,929
  Decrease in reinsurance recoverable                   6,361,744     4,184,209
  Increase in deferred policy acquisition costs          (403,747)   (2,210,945)
  Decrease in prepaid expenses and other assets           146,746        63,077
  Decrease in insurance loss reserves                  (8,824,534)   (5,457,748)
  Increase (decrease) in unearned premium                 271,554    (1,733,771)
  Decrease in reinsurance funds held and
   balances payable                                    (6,566,573)   (4,939,460)
  Decrease in accrued expenses and
   other liabilities                                     (256,028)   (4,445,969)
  Increase in current income taxes                        129,931       203,879
  Increase in deferred income taxes                       (82,183)   (1,059,121)
  Decrease in unearned service fees                      (376,382)     (687,127)
                                                      -------------------------
         Net cash used by
           operating activities                       ($5,511,438)  ($9,992,469)
                                                      -------------------------

Cash Flows from Investing Activities:
 Net change in short term investments                   9,681,258    10,870,863
 Purchase of investments                               (6,601,407)  (23,709,328)
 Proceeds from sale and maturity of investments         9,113,141    16,022,260
 Purchase of property and equipment                      (169,264)     (227,846)
 Sale of modular offices and equipment                          0         4,600
 Notes receivable                                               0         1,476
                                                      -------------------------
         Net cash provided by investing
           activities                                  12,023,728     2,962,025
                                                      -------------------------

Cash Flows from Financing Activities:
 Stock Dividend, fractional shares                           (663)            0
 Purchase of Treasury Stock                              (384,785)            0
 Dividends paid to stockholders                        (2,474,416)   (2,171,236)
                                                      -------------------------
         Net cash used by
           financing activities                        (2,859,864)   (2,171,236)
                                                      -------------------------

Net increase (decrease) in cash                         3,652,426    (9,201,680)

Cash, beginning of period                               1,802,644     6,510,457
                                                      -------------------------

Cash, end of period                                   $ 5,455,070   ($2,691,223)
                                                      =========================

See notes to consolidated financial statements.

                 MOBILE AMERICA CORPORATION AND SUBSIDIARIES
     UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   SIX MONTHS ENDED JUNE 30, 1997 AND 1996


                                                       1997             1996
                                                  ----------------------------

Common Stock:
      Balance at beginning of period              $   168,010      $   168,010
      Stock dividend                                   23,100                0
                                                  ----------------------------

      Balance at end of period                        191,110          168,010
                                                  ----------------------------

Preferred Stock:
      No Change during period                               0                0
                                                  ----------------------------

Capital in excess of par value:
      Balance at beginning of period                2,729,588        2,686,060
      Stock dividend                                  970,219                0
                                                  ----------------------------
      Balance at end of period                      3,699,807        2,686,060
                                                  ----------------------------
Net unrealized appreciation on securities
available for sale:
      Balance at beginning of period                  200,712          691,185
      Increase (decrease)                             130,033         (717,782)
      Deferred taxes on unrealized gains              (44,211)         243,000
                                                  ----------------------------

      Balance at end of period                        286,534          216,403
                                                  ----------------------------

Treasury Stock:
      Balance at beginning of period                 (510,122)        (420,944)
      Purchases of 31,724
      and 0 shares                                   (384,785)               0
                                                  ----------------------------

      Balance at end of period                       (894,907)        (420,944)
                                                  ----------------------------

Retained earnings:
      Balance at beginning of period               33,588,833       28,188,679
      Net income                                    3,652,380        3,470,737
      Stock Dividend                                 (993,952)               0
      Cash dividends $.40 and $.35
        per share                                  (2,474,416)      (2,171,236)
                                                  ----------------------------

      Balance at end of period                     33,772,845       29,488,180
                                                  ----------------------------

Total stockholders' equity at end of period       $37,055,389      $32,137,709
                                                  ============================




See notes to consolidated financial statements.

                          MOBILE AMERICA CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1

         In the opinion of Mobile America Corporation (the Company), the accompanying unaudited, consolidated, condensed financial statements contain all adjustments (consisting of only normal occurring accruals) necessary to present fairly its financial position and operating results for the interim periods.

Note 2

         The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year or any future interim period.

Note 3 - Summary of Significant Accounting Policies

(a)      Basis of Financial Statement Presentation

         The consolidated financial statements have been prepared on the basis of generally accepted accounting principles which vary from statutory reporting practices prescribed or permitted for insurance companies by regulatory authorities.

(b)      Principles of Consolidation

         The accompanying consolidated financial statements include Mobile America Corporation and its subsidiaries, all of which are wholly-owned. All significant intercompany transactions have been eliminated in consolidation.

(c)      Method for Valuing Investments

         Investments in debt and equity securities are accounted for in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Management determines the appropriated classification of its investments at time of purchase. Debt securities are classified as held to maturity when the Company has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale, along with investments in equity securities. Securities available for sale are carried at fair value, with unrealized gains and losses, net of income taxes, reported as a separate component of Shareholders' Equity. The Company has no investments which qualify as trading. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

(j)      Recognition of Service Fees

         Service fees represent proceeds from servicing insurance policies for third parties on a fee-for-service basis. Fees are recognized as revenue over the expected service life of the underlying insurance policies.

(k)      Estimates

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Note 4:  Stock Dividend

         On June 10,1997 the Company announced a 15% stock dividend on it's $.025 par value common stock effective for shareholders of record on June 23,1997. Under this plan 924,018 shares are to be issued at a market value of $10.75.

         Weighted average shares outstanding used in the earnings per share calculations have been adjusted to reflect this stock dividend.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                     RESULTS OF OPERATIONS JUNE 30, 1997.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net income increased 5.2% to $3,652,381 for the first six months of 1997, compared to $3,470,737 in 1996. Consolidated revenues were $30,471,916 for the six month period, a 6.1% increase over the $28,710,248 reported during the comparable period in 1996. Earnings per share improved 5.5% to $.058 per share in the current year, from $.55 per share reported in 1996. The improved earnings performance resulted primarily from increased revenue in the automobile lines of business, the result of rate increases instituted in late 1995 and 1996, higher earnings in the Company's property surplus lines-business segment and lower acquisition costs.

Insurance premiums earned increased 18.1% to $22,552,522 in 1997 from $19,102,365 reported in 1996. This increase is due to premium rate increases on personal injury protection and property damage liability business instituted in late 1995 and 1996 as well as a 1005.8% increase in earned premium from the property business produced through the Company's surplus-lines subsidiary. The Company plans to continue expansion in the surplus-lines market.

Investment income decreased 10.5% to $2,961,869 from $3,309,685 reported during the same period in 1996 primarily due to a reduction of invested assets to meet claim payment requirements. Service fees earned decreased 18.9% to $4,921,222 in 1997 compared to $6,068,112 reported in 1996. The reduction in earned service fees results from the renewal of certain Florida Residential Property and Casualty Joint Underwriting Association (FRPCJUA) agreements at a less favorable price, a delay in receiving policies to service under these agreements, a reduction in the FRPCJUA policy base due to the State of Florida Take Out Program and a change, mandated by statute, in the term of the policies issued resulting in a significant reduction in policy renewals during the period December 1996 to June 1997. The Company has reached an agreement to process an additional 6,000 policies and is currently negotiating for an additional 25,000 policies. If successful, fees from the FRPCJUA business will increase over the next twelve months, albeit at a lower price per policy. The Company is currently in the process of making a bid to continue as a servicing carrier for the Florida Automobile Joint Underwriting Association.

Consolidated expenses increased 5.9% to $25,182,647 during the first six months of 1997 from $23,770,853 reported during the comparable period of 1996.

Loss and loss adjustment expenses increased 19.4% due to continued strengthening of loss and loss adjustment expense reserves relating to minimum limits automobile personal injury protection business. The Company believes that it's current reserves are adequate and proper; however, additional reserve increases may be required in the future. In it's efforts to reduce loss and loss adjustment expenses, as it relates to earned premium, the Company initiated a significant rate increase in the minimum limits personal injury protection line of business during the fourth quarter of 1996. This increase follows closely behind a similar sized rate increase in the fourth quarter of 1995. These rate increases have not adversely affected premium production or market position. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Company.

Policy acquisition costs decreased 51.9% in the first six months of 1997, the result of lower commission rates and adjustments to certain reinsurance contracts.

Salary and wages increased 15.8% due to additional salary positions associated with the growth in the Company's premium finance, fee for service and surplus-lines businesses, an increase in the number of key management personnel to manage the Company into the next century and an increase in the number of participants in the Company's Variable Compensation Plan based on the Company's year end income after federal income taxes. General expenses declined 16.4%, the result of reclassifying certain overhead expenses to loss expense.

Second Quarter Ended June 30, 1997 Compared to Second Quarter Ended June 30,
1996

Net income rose 2.4% to $2,085,689 on revenues of $15,222,296 during the second quarter of 1997, compared to $2,037,347 on revenues of $14,794,722 in 1996. Earnings per share increased to $.33 per share, from the $.32 reported in 1996. The same factors discussed in the year-to-date comparison were responsible for the quarter-to-quarter earnings improvement.

Insurance premiums earned increased 17.2% to $11,125,519 in 1997 from $9,491,528 reported in 1996, due to premium rate increases on personal injury protection and property damage liability business and an increase in earned premium from the property business produced in the surplus-lines market. Investment income decreased 13.8% to $1,442,349 from $1,672,300 reported during the same period in 1996 primarily due to a reduction of invested assets to meet claim payment requirements. Service fees earned decreased 25.7% to $2,638,161 in 1997 compared to $3,553,546 reported in 1996. The same factors discussed in the year-to-date comparison were responsible for the quarter-to-date earnings improvement.

Consolidated expenses increased 3.3% to $12,155,793 during the second quarter of 1997, from $11,773,717 reported during the comparable period of 1996.

Loss and loss adjustment expenses increased 11.2% due to continued strengthening of loss and loss expense reserves relating to minimum limits automobile personal injury protection business. Policy acquisition costs decreased 89.0% in the second quarter of 1997, the result of lower commission rates and adjustments to certain reinsurance contracts. Salary and wages increased 14.0% due to additional salary positions associated with the growth in the Company's premium finance, fee for service and surplus-lines businesses, an increase in the number of key management personnel to manage the Company into the next century and an increase in the number of participants in the Company's Variable Compensation Plan.

Financial Position & Liquidity and Capital Resources

Cash flow from operations was negative during the first six months of 1997 as loss and loss adjustment expense payments and consolidated operating expense payments exceeded premium and investment revenues. Such negative cash flow resulted in part from continued poor loss development in the minimum limit automobile personal injury protection line of business. The Company's practice of maintaining a highly liquid investment portfolio allowed the Company to meet cash demands with no adverse impact on operating performance. The net cash used by operating activities of $5,511,438 is a significant improvement over the $9,992,469 used during the first six months of 1996 and Management is optimistic that cash flow will improve during 1997 as rate increases take affect and the settlement of losses returns to a more normal pattern.

The Company maintains sufficient liquidity to meet operational needs. Cash dividends and capital expenditure requirements are provided by investing activities. The investment policy continues to empathize higher quality securities matched closely with the short liability duration.

                                   Part II

                              OTHER INFORMATION

Item 4- Submission of Matters to a Vote of Security Holders
At the Company's annual meeting of stockholders held on May 23,1997, the following members were elected to the Board of Directors:

                  Allan J. McCorkle                  Thomas J. McCorkle
                  R. Lee Smith                       Robert Thomas III
                  Jack Horne Chambers                John Michael Garrity
                  Thomas Edwin Perry

Approval was granted to increase the number of shares authorized for issuance under the Mobile America Corporation Incentive Plan by 100,000 to a total of 300,000 shares and to change the 25,000 per person option limit to an annual limit.

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.
                  27.  Financial Data Schedule (for SEC use only).

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended June 30, 1997.


                                  SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.



                                                  MOBILE AMERICA CORPORATION
                                                          Registrant


August 13, 1997                                   By /s/ Thomas L. Stinson
---------------                                      ----------------------
    Date                                                 Thomas L. Stinson
                                                  Senior Vice President and
                                                   Chief Financial Officer