Form 10-Q
period 1997-09-30
MOBILE AMERICA CORP
filed 1997-11-13
CIK 67199

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended September 30, 1997              Commission File    No. 0-6764
                                     -------------


                           MOBILE AMERICA CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Florida                                                    59-1218935
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


     100 Fortune Parkway, Jacksonville, Florida                         32256
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

   Registrant's telephone number, including area code  (904) 363-6339
                                                      -----------------

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

                            Yes  X   .    No      .
                                -----         ----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 7,092,834 shares of common stock, par value $.025 per share, outstanding as of the close of business on November 7, 1997.

                                     PART I



                           MOBILE AMERICA CORPORATION

                                     INDEX




  Financial Statements:                                                  Page

       Part I
       ------

       Unaudited Consolidated Balance Sheets                                 1

       Unaudited Consolidated Statements of Operations                       2

       Unaudited Consolidated Statements of Cash Flows                       3

       Unaudited Consolidated Statements of Changes in
        Stockholders' Equity                                                 4

       Notes to Financial Statements                                       5-6

       Management's Discussion and Analysis
        of the Unaudited Consolidated Statements of Operations             7-9

       Exhibit 11 - Computations of Earnings Per Share                      11


       Part II
       -------

       Other Information and Signatures                                     10

                   MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                      UNAUDITED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 and DECEMBER 31, 1996

                    ASSETS                          1997           1996
----------------------------------------------  -------------  -------------
Investments:
  Securities held to maturity
   at amortized cost (fair value
   $47,214,142 and $48,991,063)                 $ 47,258,405   $ 49,094,824
  Securities available for sale at fair value
   (amortized cost $33,928,547
   and $38,651,393)                               34,437,243     38,955,502
  Notes receivable less unearned
   discount                                              157            157
  Short-term investments                          12,168,548     22,231,475
                                                ------------   ------------


   Total investments                              93,864,353    110,281,958
                                                ------------   ------------


Cash                                               3,423,513      1,802,644
Receivables:
 Insurance premiums                                2,715,545      3,916,439
 Accrued investment income                         1,556,936      1,601,798
 Reinsurance on paid losses                           33,521         31,935
 Reinsurance recoverable                          19,138,694     27,638,632
                                                ------------   ------------
   Total receivables                              23,444,696     33,188,804
                                                ------------   ------------
  Deferred income tax                              1,803,486      2,043,257

Prepaid reinsurance premiums                      18,346,504     20,347,436
Inventory of mobile homes                             27,878         27,878
Deferred policy acquisition costs                 (2,213,877)    (2,734,995)

Property and Equipment:
 Land, at cost                                       524,043        524,043
 Modular office equipment, at cost less
  accumulated depreciation of $7,982
  and $7,982                                           3,000          3,000
 Equipment and leasehold improvements
 at cost less accumulated
 depreciation and amortization of
 $2,161,994 and $2,070,009                           737,701        544,663
                                                ------------   ------------
 Total property and equipment:                     1,264,744      1,071,706
                                                ------------   ------------


Equity in pools and associations                   1,000,640      1,185,843
Other assets                                         677,522        872,370
                                                ------------   ------------
                                                $141,639,459   $168,086,901
                                                ============   ============


      LIABILITIES AND STOCKHOLDERS' EQUITY             1997           1996
-------------------------------------------------  -------------  -------------
Insurance loss reserves, including
  future policy benefits                           $ 35,445,628   $ 47,695,655
Unearned premium                                     35,419,908     38,118,629
Reinsurance funds withheld and
  balances payable                                    7,733,346     17,353,367
Accrued expenses and other liabilities               12,239,633     15,636,751
Deferred income tax on net unrealized gains on
  securities available for sale                         172,957        103,397
Unearned service fee                                    318,185      1,329,632
Note payable                                         12,000,000     12,000,000

Current income taxes payable                           (464,263)      (327,551)
                                                   ------------   ------------


     Total liabilities                              102,865,394    131,909,880
                                                   ------------   ------------


Stockholders' equity:
Common stock, $.025 par value per share
  Authorized - 18,000,000 shares
  Issued - 7,644,414 shares and 6,720,396 shares        191,110        168,010




Capital in excess of par value                        3,699,807      2,729,588



Net unrealized appreciation on securities
  available for sale net of deferred
  income taxes                                          335,739        200,712




Treasury stock at cost, 497,080 and
  465,356 shares                                       (894,907)      (510,122)




Retained earnings                                    35,442,316     33,588,833
                                                   ------------   ------------

Total stockholders' equity                           38,774,065     36,177,021
                                                   ------------   ------------
                                                   $141,639,459   $168,086,901
                                                   ============   ============

                   MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996,
                 NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                         Quarters Ended September 30         Nine Months Ended September 30
                                                           1997                1996              1997                1996
                                                        ------------       -----------       ------------       ------------
Revenues:
  Insurance premiums earned net of
    premiums ceded of $11,742,465, $12,736,744,
    $36,501,200 and $39,800,882                         $ 11,522,192       $ 9,849,945       $ 34,074,714       $ 28,952,310
  Insurance premium earned pools and associations            (71,278)       (7,279,659)           (71,278)        (7,279,659)

  Service fees earned                                      2,334,449         2,610,521          7,255,671          8,678,633
  Investment income                                        1,461,285         1,358,831          4,423,154          4,341,461
  Other                                                        7,971             1,820             21,765              9,412
  Net realized gains on investments                          147,650           187,007            170,159            409,501
                                                        ------------       -----------       ------------       ------------

      Total revenues                                      15,402,269         6,728,465         45,874,185         35,111,658
                                                        ------------       -----------       ------------       ------------
Expenses:
  Losses and loss adjustment expenses,  net of
    reinsurance recoveries of $9,499,147,
    $11,921,648, $29,328,558 and $36,750,810.              8,348,578         7,764,465         25,154,597         21,193,031
  Policy acquisition costs                                   930,630           279,110          2,103,151          2,717,720
  Salaries and wages                                       1,735,565         1,598,519          5,528,106          5,087,819
  General and administrative                               2,005,333         1,189,648          4,908,357          4,769,704
  Losses and expenses incurred
    pools and associations                                  (208,393)       (7,305,450)          (208,393)        (7,305,450)
  Interest expense                                           257,776           251,286            766,318            758,552
                                                        ------------       -----------       ------------       ------------

      Total expenses                                      13,069,489         3,777,578         38,252,136         27,221,376
                                                        ------------       -----------       ------------       ------------


Income before provision for income taxes                   2,332,780         2,950,887          7,622,049          7,890,282
                                                        ------------       -----------       ------------       ------------

Provision (benefit) for income taxes:
  Current                                                    341,356         1,143,141          2,060,427          3,166,845
  Deferred                                                   321,954          (195,995)           239,771           (751,041)
                                                        ------------       -----------       ------------       ------------

      Total provision for income taxes                       663,310           947,146          2,300,198          2,415,804
                                                        ------------       -----------       ------------       ------------

Net income                                              $  1,669,470       $ 2,003,741       $  5,321,851       $  5,474,478
                                                        ============       ===========       ============       ============

Earnings per share:
  Net income                                            $       0.23       $      0.28       $       0.74       $       0.76
                                                        ============       ===========       ============       ============


Weighted average number of common stock and
  common stock equivalents                                 7,147,334         7,184,058          7,155,845          7,184,058
                                                        ============       ===========       ============       ============


Dividends paid per share                                $       0.00       $      0.00       $       0.35       $       0.30
                                                        ============       ===========       ============       ============


See notes to consolidated financial statements

                  MOBILE AMERICA CORPORATION AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                             1997              1996
                                                        -------------------------------
  Cash Flows from Operating Activities:
    Net Income                                           $ 5,321,851       $  5,474,478
    Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for depreciation                              104,584            145,615
     Gain on sale of investments                            (170,159)          (409,501)
     Decrease in insurance premiums receivable             1,386,097          2,809,031
     Decrease in accrued investment
      income                                                  44,862            271,832
     Decrease in prepaid reinsurance premiums              2,000,932          5,639,200
     Decrease in reinsurance recoverable                   8,498,353          7,642,221
     Increase in deferred policy acquisition costs          (521,118)        (3,003,860)
     Decrease in prepaid expenses and other assets           194,848            141,521
     Decrease in insurance loss reserves                 (12,250,027)       (10,253,665)
     Decrease in unearned premium                         (2,698,721)        (4,238,568)
     Decrease in reinsurance funds held and
      balances payable                                    (9,620,021)        (8,542,481)
     Decrease in accrued expenses and
      other liabilities                                   (3,397,118)        (3,229,016)
     Increase (decrease) in current income taxes            (136,712)           537,643
     Decrease (increase) in deferred income taxes            239,771         (1,234,414)
     Decrease in unearned service fees                    (1,011,447)        (1,283,376)
                                                        ------------       ------------
           Net cash used by
             operating activities                        (12,014,025)        (9,533,340)
                                                        ------------       ------------

  Cash Flows from Investing Activities:
    Net change in short term investments                  10,062,927          8,250,921
    Purchase of investments                               (7,666,194)       (30,463,060)
    Proceeds from sale and maturity of investments        14,395,647         25,239,025
    Purchase of property and equipment                      (297,622)          (267,674)
                                                        ------------       ------------
           Net cash provided by investing
             activities                                   16,494,758          2,759,212
                                                        ------------       ------------

  Cash Flows from Financing Activities:
    Stock dividend, fractional shares                           (663)                 0
    Purchase of treasury stock                              (384,785)                 0
    Dividends paid to stockholders                        (2,474,416)        (2,171,236)
                                                        ------------       ------------
           Net cash used by
             financing activities                         (2,859,864)        (2,171,236)
                                                        ------------       ------------
  Net increase (decrease) in cash                          1,620,869         (8,945,364)

  Cash, beginning of period                                1,802,644          6,510,457
                                                        ------------       ------------
  Cash, end of period                                   $  3,423,513       ($ 2,434,907)
                                                        ============       ============

See notes to consolidated financial statements.

                   MOBILE AMERICA CORPORATION AND SUBSIDIARIES
      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                     1997              1996
                                                 -------------------------------
Common Stock:
      Balance at beginning of period             $    168,010       $    168,010
      Stock dividend                                   23,100                  0
                                                 ------------       ------------

      Balance at end of period                        191,110            168,010
                                                 ------------       ------------

Preferred Stock:
      No Change during period                               0                  0
                                                 ------------       ------------

      Capital in excess of par value:
      Balance at beginning of period                2,729,588          2,686,060
      Stock dividend                                  970,219                  0
                                                 ------------       ------------

      Balance at end of period                      3,699,807          2,686,060
                                                 ------------       ------------
Net unrealized appreciation on securities
available for sale:
      Balance at beginning of period                  200,712            691,185
      Increase (decrease)                             204,587           (726,425)
      Deferred taxes on unrealized gains              (69,560)           256,900
                                                 ------------       ------------

      Balance at end of period                        335,739            221,660
                                                 ------------       ------------

Treasury Stock:
      Balance at beginning of period                 (510,122)          (420,944)
      Purchases of 31,724
      and 0 shares                                   (384,785)                 0
                                                 ------------       ------------

      Balance at end of period                       (894,907)          (420,944)
                                                 ------------       ------------

Retained earnings:
      Balance at beginning of period               33,588,833         28,188,679
      Net income                                    5,321,851          5,474,478
      Stock Dividend                                 (993,952)                 0
      Cash dividends $.35 and $.30
       per share                                   (2,474,416)        (2,171,236)
                                                 ------------       ------------

      Balance at end of period                     35,442,316         31,491,921
                                                 ------------       ------------


Total stockholders' equity at end of period      $ 38,774,065       $ 34,146,707
                                                 ============       ============


See notes to consolidated financial statements.

                           MOBILE AMERICA CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at September 30, 1997 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Mobile America Corporation 1996 10-K.

Certain amounts in prior years' financial statements have been reclassified to conform to the 1997 presentation.


Note 2. Stock Dividend
Effective June 23, 1997, the Registrant issued a 15% stock dividend on its common stock. Under this plan 924,018 shares were issued at a market value of $10.75. All prior share and per share amounts have been restated to reflect the stock dividend.

Note 3. Stockholders' Equity
During 1997, Mobile America Corporation repurchased 31,724 shares of common stock for $ $384,785. These shares will be held as treasury stock and will be used for issuance to employees under stock option and stock incentive plans.

In October 1997, the Registrant repurchased 54,500 common shares for $528,719.

Note 4. Pools and Associations

The Registrant's primary property and casualty insurance subsidiary, Fortune Insurance Company, as a direct premium writer in the state of Florida, is required to participate in the Florida Automobile Joint Underwriting Association (FAJUA). Fortune's participation in the FAJUA is based on its automobile premium to total automobile premium written state wide by all automobile insurers. In 1996 the FAJUA issued reports amending Fortune's participation for years prior to 1996. The amended participation was reported and recorded in the third quarter of 1996. Association participation for 1997 was reported and recorded in the third quarter of 1997. The 1997 results are representative of Fortune's annual participation . A summary of FAJUA participation is presented below.



                                              1997                    1996
                                              ----                    ----

Direct earned premium                       $(389,768)            $(16,040,389)
Ceded earned premium                          318,490                8,760,730
                                            ---------             ------------

         Net earned premium                   (71,278)              (7,279,659)
                                            =========             ============

Direct loss and loss
 adjustment expenses                         (405,528)             (15,037,452)
Ceded loss and loss
 adjustment expenses                          137,428                7,882,219
Direct policy acquisition costs               (76,764)              (2,715,364)
Ceded policy acquisition costs                136,471                2,565,147
                                            ---------             ------------

         Net losses and expenses            $(208,393)            $ (7,305,450)
                                            =========             ============

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS SEPTEMBER 30, 1997.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net income decreased 2.8% to $5,321,851 for the nine months ended September
30, 1997, compared to $5,474,478 reported in 1996. Consolidated revenues, excluding pools and associations business, were $45,945,463 for the nine month period, a 8.4% increase over the $42,391,317 reported during the comparable period in 1996. Earnings per share, adjusted for a 15% stock dividend, declined 2.6% to $.74 per share in the current year, from $.76 per share reported in 1996. The lower earnings performance resulted primarily from a decline in service fees earned under the fee-for-service contract with the Florida Residential Property Joint Underwriting Association and increased salary and wages and general and administrative expenses.

In October 1997, the Registrant was awarded a three year servicing contract by the Florida Automobile Joint Underwriting Association, effective January 1, 1998. The Registrant could expect to earn as much as $10.5 million in service fees over the contract period. In addition, on October 8, 1997, the Florida Residential Property and Casualty Joint Underwriting Association extended a major servicing contract through March 1999. This contract could represent as much as $3.5 million in policyholder transaction service fees through March 1999.

Insurance premiums earned, exclusive of pools and associations business, increased 17.7% to $34,074,714 in 1997 from $28,952,310 reported in 1996. This increase is due to premium rate increases on automobile personal injury protection and property damage liability business instituted in late 1995 and 1996 as well as a 475.9% increase in earned premium from the property business produced through a surplus-lines insurance subsidiary. The Registrant plans to continue expansion in the surplus lines market.

Service fees earned decreased 16.4% to $7,255,671 in 1997 compared to $8,678,633 reported in 1996, the result of the termination of certain service agreements offset partially by the start-up of new business relationships as discussed previously. Management plans to aggressively pursue business opportunities in this area.

Consolidated expenses increased 40.5% to $38,252,136 during the first nine months of 1997 from $27,221,376 reported during the comparable period of 1996 primarily due to losses and expenses incurred through pools and associations. Consolidated expenses, exclusive of pools and associations business, increased 11.4% in 1997 over the comparable period in 1996.

Loss and loss adjustment expenses, exclusive of pools and associations business, increased 18.7% due to continued strengthening of loss and loss adjustment expense reserves relating to minimum limits automobile personal injury protection business. The Registrant believes that its current reserves are adequate and proper; however, additional reserve increases may be required in the future. In its efforts to reduce loss and loss adjustment expenses, as it relates to earned premium, the Registrant initiated a significant rate increase in the minimum limits personal injury protection line of business during the fourth quarter of 1996. This increase follows closely behind a similar sized rate increase in the fourth quarter of 1995. These rate increases have not adversely affected premium production. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant.

Policy acquisition costs decreased 22.6% in 1997, the result of lower commission rates and adjustments to certain reinsurance contracts in 1996.

Salary and wages increased 8.7% due to additional costs associated with administering the fee-for-service business and the expansion of the surplus-lines business. Also, the Registrant has hired a number of key personnel to help manage the Company into the next century.

The Registrant's primary property and casualty insurance subsidiary, Fortune Insurance Company, as a direct premium writer in the state of Florida, is required to participate in the Florida Automobile Joint Underwriting Association (FAJUA). Fortune's participation in the FAJUA is based on its automobile premium to total automobile premium written state wide by all automobile insurers. In 1996 the FAJUA issued reports amending Fortune's participation for years prior to 1996. The amended participation was recorded and reported in the third quarter of 1996. Association participation for 1997 was recorded and reported in the third quarter of 1997. The 1997 results are representative of Fortune's annual participation .

Third Quarter Ended September 30, 1997 Compared to Third Quarter Ended September 30, 1996

Net income declined 16.7% to $1,669,470 in the third quarter of 1997, compared to $2,003,741 reported in 1996. Earnings per share, adjusted for a 15% stock dividend, decreased 17.9% to $.23 per share, from the $.28 reported in 1996. The same factors discussed in the year-to-date comparison were responsible for the quarter-to-quarter earnings decline, those being lower service fee income and higher operating expenses.

Insurance premiums earned, exclusive of pools and associations business, increased 17.0% to $11,522,192 in 1997 from $9,849,945 reported in 1996, due to premium rate increases on automobile personal injury protection and property damage liability business and an increase in earned premium from the property business produced in the surplus-lines market. Service fees earned decreased 10.6% to $2,334,449 in 1997 compared to $2,610,521 reported in 1996, the result of the termination of certain service agreements partially offset by the start-up of new business relationships as discussed previously.

Consolidated expenses, exclusive of pools and associations business, increased 19.8% to $13,277,882 during the third quarter of 1997, from $11,083,028 reported during the comparable period of 1996.

Loss and loss adjustment expenses increased 7.5% due to continued strengthening of loss and loss expense reserves relating to minimum limits automobile personal injury protection business. Policy acquisition costs increased significantly over the 1996 quarter due to adjustments to certain reinsurance contracts in 1996. Salary and wages increased 8.6% due to additional costs associated with administering the fee-for-service business and the expansion of the Registrant's surplus-lines business. Also, the Registrant has hired a number of key personnel to help manage the organization into the next century. The increase in general expenses results from the reclassification of approximately $700,000 in overhead expenses from general expenses to loss adjustment expense in the third quarter of 1996. In 1997 this reclassification is being done on a quarterly basis.

Financial Position & Liquidity and Capital Resources

Cash flow from operations was negative during the nine months ended September 30, 1997 as loss and loss adjustment expense payments and consolidated operating expense payments exceeded premium, fees and investment revenues. Such negative cash flow resulted in part from continued poor loss development in the minimum limit automobile personal injury protection line of business. The Registrant's practice of maintaining a highly liquid investment portfolio allowed the Registrant to meet cash demands with no adverse impact on operating performance. Management is optimistic that cash flow will improve as rate increases take affect and the settlement of losses returns to a more normal pattern.

In October 1997, the Registrant completed its common share buy-back plan with the purchase of 54,000 shares of common stock for $528,718. These shares will be held as treasury stock.

In January 1998, the Registrant is scheduled to begin making principal payments on a $12,000,000 note payable. Payments of $600,000 plus accrued interest are due quarterly with the entire unpaid balance due October 2002.

Additions to equipment are projected for the fourth quarter of 1997 and into 1998 as the Registrant purchases new computer systems to meet the year 2000 transition and provide support to a growing business. Management has budgeted $1.6 million for this project. The new computer system will allow the Registrant to process more business in-house eliminating the costs of using third party providers.

The Registrant maintains sufficient liquidity to meet operational needs. Cash dividends and capital expenditure requirements are provided by investing activities. The investment policy continues to empathize higher quality securities matched closely with the short liability duration.

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Position & Liquidity and Capital Resources," and are deemed by the Registrant to be covered by and to qualify for the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Investors and prospective investors are referred to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31,1996 for a more detailed discussion of the factors that could cause actual results to differ. These forward-looking statements relate to, among other things , (a) the expected benefits from (i) the award of a three year servicing contract by the Florida Automobile Joint Underwriting Association, and (ii) the extension of a servicing contract by Florida Residential Property and Casualty Joint Underwriting Association and (b) the improvement of cash flow as a result of rate increases and a return to a more normal pattern of settlement of losses. Such statements reflect the current views of the Registrant and are subject to certain risks and uncertainties that include, but are not limited to, obtaining policy volume service levels under the Joint Underwriting Association service contracts; continued market acceptance of premium rate increases in the minimum limits personal injury protection line of business. The Registrant disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                                    Part II

                               OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a)      Exhibits:

              11.  Unaudited computations of earnings per share.
              27.  Financial Data Schedule (for SEC use only)

     (b)      Reports on Form 8K

              No reports on Form 8K were filed for the quarter ended
              September 30, 1997.







                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.



                                             MOBILE AMERICA CORPORATION
                                                  Registrant


November 12, 1997                            By/s/  Thomas L. Stinson
-----------------                            ------------------------
 Date                                               Thomas L. Stinson

                                             Senior Vice President and
                                                Chief Financial Officer