Form 10-K405
period 1997-12-31
MOBILE AMERICA CORP
filed 1998-03-30
CIK 67199

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1997 Commission file No. 0-6764
                               -----------------                     ------

                           Mobile America Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  FLORIDA                                                                              59-1218935
                  -------                                                        --------------------------------------------
 (State or other jurisdiction of incorporation or organization)                         (I.R.S. Employer Identification No.)


      10475 Fortune Parkway Suite 110
            Jacksonville, Florida                                                                              32256
------------------------------------------------------                                                   ---------------
        (Address of principal executive offices)                                                             (Zip Code)

      Registrant's telephone number, including area code (904) 363-6339
                                                         --------------

      Securities registered pursuant to Section 12(b) of the Act:

                                                                                                  Name of each exchange
                Title of each class                                                               on which registered

                      None                                                                                 None
-----------------------------------------------                                              -------------------------------
Securities Registered pursuant to Section 12(g) of the Act:


                          Common Stock $.025 par value
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 1998: $46,438,837
                             -----------

Common Stock ($.025 Par value) outstanding at March 2, 1998:    7,167,834 Shares
                                                                ----------------


                Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X       No
                                ---        ---



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

         Mobile America Corporation (the "Registrant"), through its two (2) principal, wholly owned subsidiaries, Mobile America Insurance Group, Inc. ("MAIG"), a managing general agent for the Registrant's insurance company subsidiaries, and Fortune Insurance Company ("Fortune"), a Florida domiciled property and casualty insurance company, is engaged primarily in the underwriting and marketing of minimum requirement automobile insurance in Florida. This business has accounted for more than 80% of the Registrant's consolidated revenues in each of the last five (5) years.

         The Registrant's other significant wholly owned subsidiaries are as follows:

         Fortune Life Insurance Company ("Fortune Life"), an Arizona domiciled company, is engaged in the business of writing life insurance coverage primarily in Florida. Fortune Life is also licensed in Louisiana.

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

Operations

         The Registrant and its subsidiaries are primarily engaged in insurance and insurance, related services with the bulk of the business being minimum requirement automobile insurance coverages in the State of Florida. The insurance operations of the Registrant generated gross insurance premiums earned of $92.1 million during 1997. Insurance premiums earned, net of reinsurance cessions, have increased from $40.4 million in 1996 to $44.3 million in 1997.

Automobile Insurance

         During 1980, Fortune began to market automobile insurance, placing emphasis on physical damage, personal injury protection, and in recent years, property damage liability coverage in the private passenger automobile market. Because of the nature of private passenger and commercial automobile insurance, Fortune carefully monitors underwriting results in these lines. Fortune's marketing and underwriting will strive to improve results and the Registrant will continue to emphasize and actively market these lines. Total written premium for all automobile lines totaled $80.7 million, with $75.6 million from private passenger personal Injury protection and property damage liability coverage.

Personal Property Insurance

         The Registrant's property and casualty insurance subsidiaries, Fortune and Pegasus, have continued to write homeowners and dwelling fire policies throughout the State of Florida. As of December 31, 1997, these companies insured nearly 9,700 property risks, with a total written premium for all property lines of $6.5 million in 1997. Growth in this area is primarily related to the expansion of excess and surplus lines business written through Pegasus. The Registrant plans to be active in this line of business, however, extreme caution will be exercised with respect to rates, profitability and the competitive market.

Commercial Lines

         The Registrant's two property and casualty insurance subsidiaries also write special multi-peril insurance on restaurants, small offices, businesses, and churches, all in Florida. In 1997, gross earned premiums totaled approximately $222,000.

Life Insurance

         Fortune Life sells annual renewable term life insurance with limited first year benefits. During 1997, total life insurance premium written was $135,000.

Excess and Surplus Lines Insurance

         During 1993, the Registrant purchased Pegasus which was subsequently admitted on an excess and surplus lines basis in Florida during December 1993. In September 1994, Pegasus marketed its first insurance program, a commercial general liability (CGL) policy for artisan contractors. Pegasus wrote $133,000 in premiums in 1995 and has increased its premium writings to $1,858,000 in 1996 and $4,367,000 in 1997. This growth has been accomplished by expanding its product line to include homeowners, mobile homeowners and commercial multi-peril products.

Fee for Service Operations

         During 1993, Fortune Financial was formed to act as a servicing provider for Fortune which was selected as one of eight servicing carriers for the FRPCJUA, the first residential underwriting association in the nation. This association was formed to function as an insurance pool for individuals who, because of Hurricane Andrew, either lost their homeowners insurance or could not obtain homeowners insurance.

         Since 1993, Fortune Financial has written in excess of $40 million in premiums on approximately 45,000 policies for the FRPCJUA. As a servicing provider, Fortune Financial underwrites and pays claims with no risk of loss because the FRPCJUA provides the funds for claim payments. For providing this service, Fortune Financial retains a percentage of the gross written premiums generated from the policies it services. This agreement terminated during 1996 and is currently in runoff status. Fortune Financial continues to service policies in force. In June 1996, Fortune Financial entered into an agreement to act as a subcontractor for Policy Management Systems Corporation (PMSC) with responsibility for processing FRPCJUA policies. For providing this service, Fortune Financial retains a percentage of the gross written premiums (less catastrophe premiums) generated from policies it services. As of year-end, Fortune Financial has written in excess of $20.1 million in premiums on 23,000 policies under the June 1996 agreement. In October 1997, the FRPCJUA extended this contract through March 1999.

         In October 1997, the Registrant was awarded a three year contract by the FAJUA, effective January 1,1998. Fortune Financial has been servicing this business since October of 1994. During the first two months of 1998 the registrant has processed approximately 2,350 policies with a total written premium volume of over $1.7 million.

         While it is impossible to predict with certainty, service fees generated from these new contracts could be as much as $14 million.

         In November 1994, Fortune was selected by the Federal Insurance Administration to be a producer of the Federal Government's Write Your Own Flood Program. Fortune has written $294,000 in gross premium during 1997.

Premium Finance

         The Registrant's premium finance company subsidiary, now entering it's fifth year in the Premium Finance business, will provide some 300 broker agents a source for financing their policy premiums. During 1997, the subsidiary financed nearly 15,200 policies and thus far in 1998, is writing about 1,434 contracts per month. The subsidiary is planning for significant growth in this area since 95% of Fortune's and Pegasus' insureds utilize this method of financing.

Financial Information about Industry Segments

         The financial information regarding the Registrant's Industry segments presented in Note 10 of Notes to Consolidated Financial Statements for the three years ended December 31, 1997, is incorporated herein by reference.

Competitive Conditions

         The insurance industry is a highly competitive industry. Certain of the Registrant's competitors have been in the business longer, have a larger volume of business and have substantially greater financial resources than the Registrant. Since the Registrant's insurance operations are modest compared to several of its significant competitors (the Registrant employed 288 people at year-end), management is continuing to focus its marketing and other operations on specialized insurance coverages. Additionally, since the Registrant's insurance subsidiaries transact their business in a heavily regulated industry, they are sensitive to both adverse legislation and administrative directives.

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


                           Losses and Loss Adjustment Expenses

    Unpaid           Incurred Related to                          Payments Related to          Unpaid
  Beginning         Current        Prior           Total         Current        Prior          End of
   of Year           Year          Year          Incurred         Year          Year            Year
---------------  ----------------------------  -------------- ----------------------------  --------------
Year ended December 31, 1997:
---------------------------------------------

   $20,040,739     $35,706,903  $(2,736,845)     $32,970,058    $23,961,413   $13,143,680     $15,905,704

Year ended December 31, 1996:
---------------------------------------------

   $20,808,027     $27,215,881  $(3,390,000)     $23,825,881    $15,428,840    $9,164,329     $20,040,739

Year ended December 31, 1995:
---------------------------------------------

   $19,103,286     $30,737,734  $   188,772      $30,926,506    $15,949,259   $13,272,506     $20,808,027

                                     Analysis of Loss and Loss Adjustment Expense Development
                                                           (In Thousands)


Year Ended December 31,          1987   1988      1989     1990      1991     1992      1993       1994     1995     1996     1997
------------------------------------------------------------------------------------------------------------------------------------
Liability for Unpaid Losses
   And Loss Adjustment
   Expenses                    $7,194  $7,981   $13,577   $14,996   $14,906  $17,207   $19,410   $19,103  $20,808  $20,041  $15,906

Paid (Cumulative) As of:
   End of Year                     --      --        --        --        --       --        --        --       --       --       --
   One Year Later               3,275   3,792     6,311     8,583     6,245   13,306    13,641    13,273    9,164   13,143
   Two Years Later              4,525   4,528     8,854    10,899    11,806   15,520    16,292    17,601   13,361
   Three Years Later            4,419   5,173     9,772    11,918    12,380   16,355    17,912    19,809
   Four Years Later             4,671   5,459    10,297    12,170    12,783   16,856    18,782
   Five Years Later             4,820   5,603    10,390    12,313    12,939   17,175
   Six Years Later              4,872   5,632    10,455    12,373    13,083
   Seven Years Later            4,891   5,636    10,496    12,445
   Eight Years Later            4,891   5,661    10,565
   Nine Years Later             4,917   5,720
   Ten Years Later              4,917


Liability Reestimated as of:
   End of Year                  7,194   7,981    13,577    14,996    14,906   17,207    19,410    19,103   20,808   20,041   15,906
   One Year Later               6,108   7,090    10,173    12,653    12,434   16,488    19,392    19,292   16,485   17,304
   Two Years Later              5,901   5,555    10,496    12,203    12,916   17,507    18,856    21,027   16,732
   Three Years Later            4,925   5,674    10,204    12,332    13,111   17,235    19,458    20,799
   Four Years Later             4,922   5,605    10,396    12,382    13,009   17,414    19,339
   Five Years Later             4,879   5,626    10,464    12,373    13,190   17,528
   Six Years Later              4,891   5,675    10,487    12,517    13,388
   Seven Years Later            4,924   5,655    10,628    12,731
   Eight Years Later            4,910   5,788    10,832
   Nine Years Later             5,044   5,982
   Ten Years Later              5,179


Redundancy (Deficiency)         2,015   1,999     2,745     2,283     1,518     (321)       71    (1,696)   4,076    2,737

Item 2. Properties


The executive and general offices of the Registrant and its subsidiaries, consisting of approximately 22,915 square feet, are located at 10475 Fortune Parkway, Suite 110, Jacksonville, Florida. In 1997 the Registrant exercised a renewal option extending the term of the lease on this space to 2002. Annual lease payments range from $207,839 to $231,442 in the final year of the lease.

        In 1997, the Registrant expanded its facilities by leasing approximate 7,500 square feet for its personal property, excess and surplus lines and fee for service processing. Annual lease payments range from $58,155 to $61,445 over a three year period.

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


Item 3. Legal Proceedings

        The Registrant, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitrations. These proceedings may include claims for punitive damages in addition to other specified relief. Based upon information currently available, and in light of legal and other defenses available to the Registrant and its subsidiaries, management does not consider liability from threatened or pending litigation to be material.

Item 4. Submission of Matters to a Vote of Security Holders

        No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
Matters

Market Information

        The Registrant's common stock is traded on the NASDAQ Stock Market under the symbol MAME.

        The following table shows the range of high and low sale quotations for the Registrant's common stock for each of the last eight quarters ended December 31, 1997, as obtained from the National Association of Securities Dealers.


          Quarterly Period Ended
          -------------------------------------
                                                        High         Low
                                                     ------------------------
          March 31, 1996                               $   11.75   $   10.75
          June 30, 1996                                    11.75       11.00
          September 30, 1996                               10.88        9.75
          December 31, 1996                                10.50        8.88
          March 31, 1997                                   11.85        9.13
          June 30, 1997                                    11.75        9.78
          September 30, 1997                               10.50        9.38
          December 31, 1997                                14.75        9.63


Holders

        At March 2, 1997, the Registrant had 394 record holders of its common stock.

Dividends (adjusted for stock dividends)

        In January, 1993 the Registrant declared and paid a dividend of $.29 per share on each of its shares of $.025 par value common stock.

        In September, 1993 the Registrant declared and paid a dividend of $.09 per share on each of its shares of $.025 par value common stock.

        In January, 1994 the Registrant declared and paid a dividend of $.18 per share on each of its shares of $.025 par value common stock.

        In January, 1995 the Registrant declared and paid a dividend of $.16 per share on each of its shares of $.025 par value common stock.

        In January, 1996 the Registrant declared and paid a dividend of $.30 per share on each of its shares of $.025 par value common stock.

        In January, 1997 the Registrant declared and paid a dividend of $.35 per share on each of its shares of $.025 par value common stock.

        In January, 1998 the Registrant declared and paid a dividend of $.35 per share on each of its shares of $.025 par value common stock.

Item 6. Selected Financial Data

         Mobile America Corporation & Subsidiaries

           Years Ended December 31, 1997, 1996, 1995, 1994, and 1993


                                                        1997              1996             1995             1994              1993
                                            ---------------------------------------------------------------------------------------
Total Revenues                                  $ 58,810,207        48,163,935       52,925,874       43,767,330        50,300,201

Net Income                                      $  6,175,796         7,571,392        5,999,694        4,048,446         4,565,307

Basic and diluted earnings per share            $       0.86              1.05             0.84             0.56              0.63

Total Assets at Year-End                        $138,242,138       168,414,452      182,771,162      143,815,295       134,939,579

Long-Term Obligations                           $ 12,000,000        12,000,000       12,000,000                0                 0

Cash Dividends Per Common Share                 $       0.35              0.30             0.16             0.18              0.38

              Earnings per share and cash dividends per share amounts have been restated to conform with stock dividends and splits.

              Earnings per share amounts are presented in conformity with Statement of Financial Accounting Standards No. 128.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations 1997 Compared to 1996

Operations

Income before provision for income taxes decreased 1.3% in 1997 to $8,867,896 compared to $8,986,164 reported in 1996 primarily due to increased earned premium and lower acquisition costs being offset by reduced service fee income and higher salaries, wages and general and administrative costs. Net income decreased 18.4% in 1997 to $6,175,796 compared to $7,571,392 reported in 1996 principally due to a nonrecurring tax benefit resulting from the release of a valuation allowance and the recognition of income tax credits during 1996.

Total consolidated revenues, exclusive of state mandated automobile assigned risk pool business, increased 3.9% from $57,836,017 in 1996 to $58,921,414 in 1997. Overall, total consolidated revenues increased 22.1% to $58,810,207 during 1997 from $48,163,935 for 1996. This change was influenced by an increase in insurance premiums earned (which was adversely effected by adjustments to state mandated assigned risk pool business in 1996), offset by a decline in service fees earned and lower net investment income.

Insurance premiums earned, exclusive of state mandated automobile assigned risk pool business, increased 9.7% during 1997 due primarily to a 55.6% increase in property earned premium and a 6.7% increase in private passenger automobile personal injury protection/property damage earned premium. Overall insurance premiums earned increased 43.9% after giving effect to business associated with the state mandated automobile assigned risk pool.

Direct written premium in the Registrant's automobile lines decreased 10% in 1997 to $80,727,841 reflecting a decrease in market share as a result of rate increases instituted in December 1996 and increased competition in the market place. The Registrant believes premium volume may increase if competitors adjust their premium rates to offset the impact of adverse loss experience. The Registrant has taken steps, with the March 1998 rate revision, to exploit pockets of opportunity resulting in the establishment of new territories, more competitive rates and a revised commission structure.

Property insurance direct written premium produced through the Registrant's surplus lines insurance subsidiary increased 135% in 1997 to $4,367,466. The Registrant plans to remain active in this market.

Service fees earned declined 18.6% in 1997 to $8,957,080 compared to $11,001,222 reported in 1996. This decrease is the result of lower fee-for-service revenue due to the cancellation of certain service agreements with the FRPCJUA during the second quarter of 1996. In the fourth quarter of 1997, the Registrant was awarded a three year servicing contract by the FAJUA, effective January 1, 1998. In November 1997, the FRPCJUA extended a major servicing contract through March 1999. While it is impossible to predict with certainty, service fees generated over the life of these contracts could be as much as $14,000,000.

Investment income decreased 9.2% in 1997 due to lower available rates and the utilization of cash to meet the maturation of prior years loss costs.

Total consolidated expenses, exclusive of state mandated automobile assigned risk pools, increased 3.7% from $48,385,265 during 1996 to $50,173,849 during 1997. Overall, total consolidated expenses increased 27.5% from $39,177,771 in 1996 to $49,942,311 in 1997, primarily due to losses and expenses associated with assigned risk pool business.

Loss and loss adjustment expenses incurred increased 5.0% during 1997 over 1996, exclusive of assigned risk pool business, for all lines of business written by the Registrant's insurance company subsidiaries. However, substantially all of this increase is attributable to the minimum limits automobile personal injury protection line of business. Loss and loss adjustment expenses incurred as a percentage of earned premium were 81.3% in 1995, 78.2% in 1996 and 74.8% in 1997, in each case, exclusive of assigned risk pool business. In its efforts to reduce loss and loss adjustment expenses incurred, as it relates to earned premium, the Registrant initiated a significant rate increase in the minimum limits personal injury protection line of business in the fourth quarters of 1995 and 1996. The Registrant will introduce a new rate increase in March 1998.

Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, which are estimates of the amounts necessary to settle reported and unreported claims and their related loss adjustment expenses, there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant. At year end 1997, the Registrant's loss and loss adjustment expense reserves were at the lower end of a range which the Registrant's independent actuary deems appropriate. The Registrant believes its current reserves are adequate. The Registrant's independent actuary's range of reasonable direct reserve estimates as of December 31, 1997 is between $31.8 million and $43.0 million and net of reinsurance recoveries the reserve range is between $15.1 million to $20.5 million.

The loss and loss adjustment expense experienced on the business which the Registrant originates and cedes to its reinsurers may also adversely affect the Registrant's profitability in the future. The Registrant decreased the ceding percentage from 70% to 60% on certain lines effective January 1, 1996. The Registrant will increase the ceding percentage to 75% in 1998, taking advantage of reduced reinsurance costs. If the Registrant's ratio of loss and loss adjustment expenses to earned premium deteriorates, it is likely that over time, the Registrant's cost of reinsurance would increase, and it is possible that at some future point the Registrant could not obtain reinsurance on economically viable terms.

Policy acquisition costs decreased 13.5% during 1997 due principally to a reduction in direct premium volume. Salary and wages increased 10.3% due to the hiring of a number of key personnel to help manage the Registrant into the next century. This included a senior vice president of claims, a vice president of information systems and a vice president of human resources.

Financial Position, Liquidity and Capital Resources

Net cash flow from operations was negative in 1997 as loss and loss adjustment expense payments and consolidated operating expense payments exceeded premiums, fees and investment revenues. The Registrant put forth a concerted effort in 1997 to settle outstanding claims, thereby reducing the number of claims outstanding in the minimum limits automobile personal injury protection line of business. This process accelerated loss payments contributing to the negative cash flow the Registrant experienced. The Registrant believes this practice will improve overall loss and loss expense experience by reducing ultimate loss settlement costs and litigation expenses. The Registrant's practice of maintaining a highly liquid investment portfolio allowed the Registrant to meet cash demands with no adverse impact on operating performance. The Registrant is optimistic that cash flow will improve as rate increases take effect and the settlement of losses returns to a more normal pattern.

In January 1998, the Registrant is scheduled to begin making principal payments on the $12,000,000 note payable. Payments of $600,000 plus accrued interest are due quarterly with the entire unpaid balance due October 2002.

The Registrant is in the process of purchasing a new computer system to meet the year 2000 transition and provide support for a growing business. The Registrant has budgeted $1.4 million for this project. The new computer system will allow the Registrant to process more business in-house eliminating the costs of using third party providers as well as providing cost saving opportunities on the Registrant's core business.

In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Registrant's business, operations or financial condition in the future. However, with the number of options available in the form of software solutions, the Year 2000 issue should not pose a significant problem to the Registrant.

On June 10, 1997, the Registrant issued 924,018 shares of common stock pursuant to a 15% stock dividend on its $.025 par value common stock, effective for shareholders of record on June 23, 1997. Earnings per share and dividend per share amounts have been adjusted to reflect this stock dividend.

The Registrant paid an annual dividend of $.35 per share on February 3, 1998 to shareholders of record on January 20, 1998. The dividend payment totaled $2,526,724.

The Registrant maintains sufficient liquidity to meet operational needs. Cash dividend, capital expenditure and operating requirements will be provided by operations and investment activities. The investment policy continues to emphasize higher quality securities matched closely with the short liability duration.

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are deemed by the Registrant to be covered by and to qualify for safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, (a) the expected benefits from (i) the award of a three year servicing contract by the Florida Automobile Joint Underwriting Association, and (ii) the extension of a service contract by the Florida Residential Property and Casualty Joint Underwriting Association, and (b) the improvement of cash flow as a result of rate increases and a return to a more normal pattern of loss settlements. Such statements reflect the current views of the Registrant and are subject to certain risks and uncertainties that include, but are not limited to, obtaining policy volume service levels under the Joint Underwriting Association service contracts, continued market acceptance of premium rate increases in the automobile minimum limits personal injury protection line of business and adequacy of loss reserves. The Registrant disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

1996 Compared to 1995

Operations

Total consolidated revenues, exclusive of state mandated automobile assigned risk pool business, increased 18% from $48,917,912 in 1995 to $57,836,017 in 1996. Overall, total consolidated revenues decreased 9% to $48,163,935 during 1996 from $52,925,874 for 1995.

Insurance premiums, exclusive of state mandated automobile assigned risk pool business, increased 20% during 1996 due primarily to an increase in automobile personal injury protection and property damage rates initiated in September and October 1995 as well as the continued earning of premiums at a lower reinsurance cession rate. Overall insurance premiums decreased 19% as a result of an amendment of premiums assumed from the state mandated automobile assigned risk pool. This amendment resulted in no material effect on net income.

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

Loss and loss adjustment expenses as a percentage of earned premium were 77.0% in 1994, 81.6% in 1995 and 72.8% in 1996. The Registrant believes that its current reserves are adequate and proper. However, additional reserve increases may be required in the future. In it's efforts to reduce loss and loss adjustment expenses, as it relates to earned premium, the Registrant initiated a significant rate increase in the minimum limits personal injury protection line of business during the fourth quarter 1996. This increase follows closely behind a similar sized rate increase in the fourth quarter 1995. Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant. At year end 1996, the Registrant's loss and loss adjustment expense reserves were at the lower end of a range which the Registrant's independent actuary deems appropriate.

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

Item 8.  Financial Statements and Supplementary Data
----------------------------------------------------
        Index to Financial Statements and Supplementary Data

        Report of Independent Certified Public Accountants                                      II-9


        Consolidated Balance Sheets, December 31, 1997 and 1996                                 II-10


        Consolidated Statements of Operations                                                   II-11
                   Years ended December 31, 1997, 1996 and 1995


        Consolidated Statements of Cash Flows                                                   II-12
                   Years ended December 31, 1997, 1996 and 1995


        Consolidated Statements of Changes in Stockholders' Equity                              II-13
                   Years ended December 31, 1997, 1996 and 1995


        Notes to Consolidated Financial Statements                                              II-14-37


Item 9.  Disagreements on Accounting and Financial Disclosure
-------------------------------------------------------------

        None.

               Report of Independent Certified Public Accountants


To the Board of Directors
  and Stockholders
Mobile America Corporation
Jacksonville, Florida

        We have audited the accompanying consolidated balance sheets of Mobile America Corporation and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile America Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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




                                            CHERRY, BEKAERT & HOLLAND, L.L.P.

Orlando, Florida
March 27, 1998

                   Mobile America Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1997 and 1996

                      Assets                                            1997                  1996
------------------------------------------------------------------------------------------------------

Investments:
   Securities held to maturity
     at amortized cost (fair value
     $43,511,416 and $48,991,063)                                 $  43,620,417         $  49,094,824
   Securities available for sale at fair value
     (amortized cost $30,557,149
      and $38,651,393)                                               30,676,634            38,955,502

   Short-term investments                                            16,940,962            22,231,475
                                                                  -------------         -------------


     Total investments                                               91,238,013           110,281,801
                                                                  -------------         -------------

Cash                                                                  4,518,020             1,802,644

Receivables:
   Insurance premiums                                                 3,324,666             3,916,439
   Accrued investment income                                          1,181,450             1,601,798
   Reinsurance on paid losses                                           100,486                31,935
   Reinsurance recoverable                                           17,720,613            27,638,632
   Current Income taxes                                                 384,568               327,551
                                                                  -------------         -------------

      Total receivables                                              22,711,783            33,516,355
                                                                  -------------         -------------


Deferred income tax                                                   1,581,487             2,043,257


Prepaid reinsurance premiums                                         16,752,315            20,347,436

Deferred policy acquisition costs                                    (2,047,989)           (2,734,995)

Property and Equipment:
   Land, at cost                                                        524,043               524,043

   Equipment and leasehold improvements
      at cost less accumulated
      depreciation and amortization of
      $2,219,088 and $2,077,991                                       1,029,640               547,663
                                                                  -------------         -------------

      Total property and equipment:                                   1,553,683             1,071,706
                                                                  -------------         -------------


Equity in pools and associations                                        996,160             1,185,843
Other assets                                                            938,666               900,405
                                                                  -------------         -------------

                                                                  $ 138,242,138         $ 168,414,452
                                                                  =============         =============



           Liabilities and Stockholders' Equity                        1997             1996
--------------------------------------------------------------------------------------------------------

Insurance loss reserves, including
   future policy benefits                                         $  33,643,295         $  47,695,655
Unearned premium                                                     32,893,437            38,118,629
Reinsurance funds withheld and
   balances payable                                                   7,001,015            17,353,367
Accrued expenses and other liabilities                               12,409,880            15,636,751
Deferred income tax on net unrealized gains on
   securities available for sale                                         40,625               103,397
Unearned service fees                                                   568,215             1,329,632
Note payable                                                         12,000,000            12,000,000
                                                                  -------------         -------------



        Total liabilities                                            98,556,467           132,237,431
                                                                  -------------         -------------



Stockholders' equity:
Common stock, $.025 par value per share
   Authorized - 18,000,000 shares
   Issued - 7,644,414 shares and 6,720,396 shares                       191,110               168,010


Preferred stock, $.10 par value per share
   Authorized - 500,000 shares
   Issued and outstanding - none                                              0                     0

Capital in excess of par value                                        4,348,842             2,729,588



Net unrealized appreciation on securities
   available for sale net of deferred
   income taxes                                                          78,861               200,712


Treasury stock at cost, 476,580 and
   465,356 shares                                                    (1,229,403)             (510,122)





Retained earnings                                                    36,296,261            33,588,833
                                                                  -------------         -------------

          Total stockholders' equity                                 39,685,671            36,177,021
                                                                  -------------         -------------

                                                                  $ 138,242,138         $ 168,414,452
                                                                  =============         =============

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                      Consolidated Statements of Operations
                  Years Ended December 31, 1997, 1996 and 1995

                                                                  1997            1996              1995
                                                          ---------------------------------------------------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $48,192,318,
      $52,488,683 and $56,949,921                            $ 44,282,566     $ 40,363,615        $33,634,884
   Insurance premiums earned, pools and associations
      net of premium ceded of $(278,099), $(6,296,113)
      and $8,129,228                                             (111,207)      (9,672,082)         4,007,962
   Service fees earned                                          8,957,080       11,001,222          8,624,931
   Investment income                                            5,390,681        5,935,194          5,562,074
   Equipment rentals                                                    0            1,520             67,510
   Other                                                           27,376           12,471            670,876
   Sales of modular office equipment                                    0                0            105,484
   Net realized gains on investments                              263,711          521,995            252,153
                                                             ------------------------------------------------

         Total revenues                                        58,810,207       48,163,935         52,925,874
                                                             ------------------------------------------------


Expenses:
   Losses and loss adjustment expenses, net of
      reinsurance recoveries of $39,290,318,
      $45,237,935 and $52,018,005                              33,107,714       31,545,501         27,367,484
   Losses and expenses incurred pools and
      associations net of reinsurance recoveries
      of $(251,630), $(7,267,588) and $7,594,490                 (231,538)      (9,207,494)         3,911,166
   Policy acquisition costs                                     2,295,965        2,653,599            311,980
   Salaries and wages                                           7,454,778        6,756,416          5,478,820
   General and administrative                                   6,301,231        6,423,989          7,114,350
   Interest on note                                             1,014,161        1,005,760            156,375
                                                             ------------------------------------------------

         Total expenses                                        49,942,311       39,177,771         44,340,175
                                                             ------------------------------------------------


Income before provision for income taxes                        8,867,896        8,986,164          8,585,699
                                                             ------------------------------------------------

Provision and (benefit) for income taxes:
   Current                                                      2,230,330        2,698,004          2,268,942
   Deferred                                                       461,770       (1,283,232)           317,063
                                                             ------------------------------------------------

         Total provision for income taxes                       2,692,100        1,414,772          2,586,005
                                                             ------------------------------------------------


Net income                                                   $  6,175,796     $  7,571,392        $ 5,999,694
                                                             ================================================

Basic and diluted earnings per share:
   Net income                                                $       0.86     $       1.05        $      0.84
                                                             ================================================

Weighted average number of shares of common
stock outstanding                                               7,148,471        7,179,058          7,184,058
                                                             ================================================


         See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                  Years Ended December 31, 1997, 1996 and 1995

                                                                 1997             1996               1995
                                                             -------------------------------------------------
Cash Flows from Operating Activities:
   Net Income                                                $  6,175,796     $  7,571,392        $ 5,999,694
   Adjustments to reconcile net income to
    net cash provided (used) in operating activities:
   Provision for depreciation                                     161,611          200,882            231,449
   Gain on sale of investments                                   (263,711)        (521,995)          (252,153)
   Change in assets and liabilities:
     Insurance premium receivable                                 781,455        2,373,767         (2,685,929)
     Accrued investment income                                    420,348          369,558           (510,784)
     Deferred policy acquisition costs                           (687,006)      (1,474,845)           434,862
     Prepaid expenses and other assets                            (38,260)        (346,401)          (425,275)
     Insurance loss reserves                                  (14,052,360)      (6,950,031)        10,695,217
     Unearned premium                                          (5,225,192)      (1,416,520)         4,895,469
     Reinsurance funds held and balances payable              (10,352,352)      (8,767,138)        (2,941,367)
     Accrued expenses                                          (3,226,871)          (2,311)         6,287,984
     Current income taxes                                         (57,017)        (879,419)           730,281
     Deferred income taxes recoverable                            461,770       (1,283,232)          (152,627)
     Prepaid reinsurance premium                                3,595,121        3,913,258         (1,848,366)
     Reinsurance recoverable                                    9,849,468        6,151,559         (8,989,725)
     Unearned service fees                                       (761,417)      (1,281,270)         1,412,997
                                                             ------------------------------------------------

      Net cash provided (used) in operating activities
                                                              (13,218,617)      (2,342,746)        12,881,727
                                                             ------------------------------------------------


Cash Flows from Investing Activities:
   Net change in short term investments                         5,290,513          238,839         (8,100,504)
   Purchase of investments                                     (9,547,210)     (32,924,649)       (41,507,462)
   Proceeds from sale and maturity of investments              23,472,111       32,817,300         27,029,634
   Purchase of property and equipment                            (643,588)        (282,162)          (135,362)
   Sale of modular offices and equipment                                0                0             10,442
   Notes receivable                                                     0            2,491              2,362
                                                             ------------------------------------------------

      Net cash provided (used) in investing activities         18,571,826         (148,181)       (22,700,890)
                                                             ------------------------------------------------

Cash Flows from Financing Activities:
   Purchase, sale of treasury stock, net                         (162,754)         (45,650)           (32,503)
   Dividends paid to stockholders                              (2,474,416)      (2,171,236)        (1,117,776)
   Stock dividend, fractional shares                                 (663)               0                  0
   Proceeds from note payable                                           0                0         12,000,000
                                                             ------------------------------------------------
                   Net cash provided by (used in)
                        financing activities                   (2,637,833)      (2,216,886)        10,849,721
                                                             ------------------------------------------------

Net increase (decrease) in cash                                 2,715,376       (4,707,813)         1,030,558

Cash, beginning of year
                                                                1,802,644        6,510,457          5,479,899
                                                             ------------------------------------------------

Cash, end of year                                            $  4,518,020     $  1,802,644        $ 6,510,457
                                                             ================================================


See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 1997, 1996 and 1995

                                                                  1997             1996               1995
                                                             ------------------------------------------------
Common stock:
    Balance beginning of year                                $    168,010     $    168,010        $   168,010
    Stock dividend                                                 23,100                0                  0
                                                             ------------------------------------------------

    Balance end of year                                           191,110          168,010            168,010
                                                             ------------------------------------------------

Preferred stock:
    No change during year                                               0                0                  0
                                                             ------------------------------------------------

Capital in excess of par value:
    Balance beginning of year                                   2,729,588        2,686,060          2,686,060
    Stock dividend                                                970,219                0                  0
    Sale of treasury stock                                        556,527           43,528                  0
    Deferred compensation                                          92,508                0                  0
                                                             ------------------------------------------------

    Balance end of year                                         4,348,842        2,729,588          2,686,060
                                                             ------------------------------------------------

Net unrealized appreciation on securities
 available for sale:
    Balance beginning of year                                     200,712          691,185                  0
    Increase (decrease)                                          (184,623)        (742,076)         1,046,185
    Deferred taxes                                                 62,772          251,603           (355,000)
                                                             ------------------------------------------------

    Balance end of year                                            78,861          200,712            691,185
                                                             ------------------------------------------------

Net unrealized investment gains (losses)
 on equity securities:
    Balance beginning of year                                           0                0           (158,099)
    Increase (decrease)                                                 0                0            158,099
                                                             ------------------------------------------------

    Balance end of year                                                 0                0                  0
                                                             ------------------------------------------------

Treasury stock:
    Balance beginning of year                                    (510,122)        (420,944)          (388,441)
    Purchases of 86,224, 10,000 and 4,000 shares                 (912,754)         (93,750)           (32,503)
    Sale of 75,000, 5,000 and 0 shares                            193,473            4,572                  0
                                                             ------------------------------------------------

    Balance end of year                                        (1,229,403)        (510,122)          (420,944)
                                                             ------------------------------------------------

Retained earnings:
    Balance beginning of year                                  33,588,833       28,188,679         23,306,761
    Net income                                                  6,175,796        7,571,392          5,999,694
    Cash dividends $.35, $.30 and $.16 per share               (2,474,416)      (2,171,238)        (1,117,776)
    Stock dividend                                               (993,952)               0                  0
                                                             ------------------------------------------------

    Balance end of year                                        36,296,261       33,588,833         28,188,679
                                                             ------------------------------------------------

Total stockholders' equity end of year                       $ 39,685,671     $ 36,177,021        $31,312,990
                                                             ================================================

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

(e)     Method for Valuing Investments

        The Company classifies all of its fixed maturities and equity securities as either available-for-sale or held- to-maturity. Fixed maturities held-to-maturity consist of certain bonds, presented at amortized cost, that management intends and has the ability to hold to maturity. Fixed maturities available-for-sale consist of bonds, presented at fair value, that management may not hold until maturity. Equity securities available-for-sale are comprised of common and preferred stock which are carried at fair value. Unrealized gains or losses on investments classified as available-for-sale, net of deferred income taxes, are included as a separate component of stockholders' equity. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted

                  Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

market price is not available, fair value is estimated using quoted market prices for similar securities.

        Realized gains and losses on sale of fixed maturities and equity securities are determined on the specific identification basis using amortized cost for fixed maturities and cost for equity securities. Any gains and losses are reflected in the accompanying statements of operations.

(f)     Cash and Short-term Investments

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

(g)     Financial Instruments

        In the normal course of business, the Company enters into transactions involving various financial instruments, including debt, investments such as fixed maturities, and equity securities. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuations. The Company evaluates and monitors each financial instrument to minimize the risk of loss.

(h)     Deferred Policy Acquisition Costs

        The costs, primarily commissions, associated with acquiring new insurance contracts have been deferred. Such costs are being amortized to income as premiums are earned or over the contracts premium paying period.

(i)     Property and  Equipment

        Property and equipment is carried at cost and is depreciated principally under the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expenses as incurred; additions and major betterments are capitalized and depreciated. Upon retirement or disposal of assets, the accounts are relieved of the cost and the related accumulated depreciation and any gains or losses are reflected in the consolidated statements of operations.

                   Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

(j)     Insurance Contracts

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

(k)     Insurance Loss Reserves

        The liabilities for unpaid claims of property-liability contracts and related adjustment expenses are determined using case basis evaluations and statistical analysis and represent estimates of the ultimate net cost of all reported and unreported claims relating to insured events which are unpaid at year-end. The liabilities include estimates of future trends in claims severity and frequency and other factors which could vary as the claims are ultimately settled. Although such estimates may vary, management believes that the liabilities for unpaid claims and related adjustment expenses are adequate. The estimates are continually reviewed, and as adjustments to these liabilities become necessary, they are reflected in current operations.

        The liability for future policy benefits of long-duration contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, termination's, morbidity, and other assumptions which were appropriate at the time the contracts were issued.

        Estimates of future policy benefits were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at December 31, 1997.

                   Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies (continued)

(l)     Recognition of Premium Revenues and Related Expenses

        Premiums for long-duration contracts are recognized as revenues when due from the policyholders. Premiums for short-duration contracts are recognized as revenues on a pro rata basis over the term of the policies. The portion of premiums written applicable to the unexpected terms of the policies is recorded as unearned premium. Benefits, losses and related expenses are matched with premiums, resulting in their recognition over the lives of the contracts. This matching is accomplished through the provision for future policy benefits, estimates of unpaid losses and amortization of deferred policy acquisition costs.

        Earned premiums and incurred losses are stated after a reduction for amounts ceded to reinsurers. The Company considers anticipated investment income in determining if a premium deficiency exists on short-duration contracts.

(m)     Recognition of Service Fee Income

        Service fees represent proceeds from servicing insurance policies for third parties on a fee-for-service basis. Fees are recognized as revenue over the expected term of the underlying insurance policies.

(n)     Earnings Per Share

        In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings per share amounts for all periods have been presented , and where appropriate, restated to conform to the Statement 128 requirements.

(o)     Supplemental Cash Flow Information

        Income Taxes Paid - Income taxes paid totaled $2,230,000 in 1997, $3,577,423 in 1996 and $2,008,351 in 1995. Interest paid totaled $1,014,161 in
1997, $1,005,760 in 1996 and $156,375 in 1995.

                   Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

(p)     Income Taxes

        Income taxes are calculated under the liability method. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Items giving rise to such differences are insurance reserves and unearned premiums.

(q)     Stock-Based Compensation

        Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" , encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

(r)     Stock Dividend

        All common shares and per share amounts have been adjusted to give effect to a 15% stock dividend distributed to shareholders on June 23, 1997.

(s)     Pending Accounting Change

        In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 requires the reporting and display of comprehensive income and it's components in a full set of financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It included all changes in equity, including net income, during a period except those resulting from investments by owners and distributions to owners. The Company will adopt Statement 130 in the first quarter of 1998 and, based on current circumstances, the only additional component of comprehensive income to be reported is the change in the net unrealized gain or loss on securities available for sale.

                  Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 1. Summary of Significant Accounting Policies (continued)

(s)     Pending Accounting Change (continued)

        Also in June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement establishes standards for the way enterprises report information about operating segments and also establishes standards for related disclosure about products and services, geographic area and major customers. The Company will adopt Statement 131 in 1998 and, based on current circumstances, does not believe the effect of adoption will be material.

(t)     Reclassifications

        Certain prior-year amounts have been reclassified to conform with current-year presentations.

                  Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2. Investments

        Major categories of investment income are summarized as follows:


                                           1997          1996            1995
                                        ----------------------------------------
Fixed Maturities                        $4,578,852     $4,961,776     $4,382,034
Equity Securities                           30,364         51,884         94,330
Short Term Investments                     781,465        921,534      1,085,222
Notes Receivable                                 0              0            488
                                        ----------     ----------     ----------
                                        $5,390,681     $5,935,194     $5,562,074
                                        ==========     ==========     ==========

        Net realized and change in net unrealized gains (losses) on fixed maturities and equity securities are summarized as follows:


                            Fixed        Equity
                         Maturities    Securities     Other         Total
                         ---------------------------------------------------
   1997
----------
Realized                 $  (26,430)    $284,396     $  5,745      $  263,711
Unrealized                 (157,110)     (32,755)           0        (189,865)
                         ----------     --------     --------      ----------
Combined                 $ (183,540)    $251,641     $  5,745      $   73,846
                         ==========     ========     ========      ==========


   1996
----------
Realized                 $  126,194     $431,862     $(36,061)     $  521,995
Unrealized                 (997,948)    (172,805)           0      (1,170,753)
                         ----------     --------     --------      ----------
Combined                 $ (871,754)    $259,057     $(36,061)     $ (648,758)
                         ==========     ========     ========      ==========

  1995
----------
Realized                 $   48,330     $203,823         $      0     $  252,153
Unrealized                1,305,503       65,688                0      1,371,191
                         ----------     --------         --------     ----------
Combined                 $1,353,833     $269,511        $       0     $1,623,344
                         ==========     ========         ========     ==========

                  Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Investments (continued)

         The aggregate fair value, gross unrealized gains, gross unrealized losses and amortized cost of available for sale and held to maturity securities by major security type at December 31, 1997 and 1996 are as follows:


                                                                     Gross           Gross
                                                   Amortized      Unrealized       Unrealized           Fair
                                                      Cost           Gains          (Losses)           Value
                                                 ---------------------------------------------------------------
Available for sale securities:
December 31, 1997
----------------------------------------
U. S. Government and
  government agencies                            $11,510,997         $ 73,063        $  (6,442)      $11,577,618
States, municipalities and
  political subdivisions                          12,273,279          336,565               (2)       12,609,842
Corporate debt securities                          5,259,932           75,235         (219,062)        5,116,104
Equity securities                                  1,512,941          177,757         (317,629)        1,373,070
                                                 ---------------------------------------------------------------
                                                 $30,557,149         $662,620        $(543,135)      $30,676,634
                                                 ===============================================================
Held to maturity securities:
December 31, 1997
----------------------------------------
U. S. Government and
  government agencies                            $12,194,912         $ 27,567        $ (22,208)      $12,200,271
States, municipalities and
  political subdivisions                          24,926,045          279,417          (62,055)       25,143,407
Corporate debt securities                          5,253,806           29,095         (362,292)        4,920,609
Mortgage backed securities                         1,245,654            4,459           (2,984)        1,247,129
                                                 ---------------------------------------------------------------
                                                 $43,620,417         $340,538        $(449,539)      $43,511,416
                                                 ===============================================================

Available for sale securities:
December 31, 1996
----------------------------------------
U. S. Government and
  government agencies                            $16,057,363         $ 84,332        $ (74,257)      $16,067,438
States, municipalities and
  political subdivisions                          15,436,905          339,175           (1,191)       15,774,889
Corporate debt securities                          5,701,832           92,177          (29,010)        5,764,998
Equity securities                                  1,455,293           69,506         (176,623)        1,348,177
                                                 ---------------------------------------------------------------
                                                 $38,651,393         $585,190        $(281,081)      $38,955,502
                                                 ===============================================================
Held to maturity securities:
December 31, 1996
----------------------------------------
U. S. Government and
  government agencies                            $13,280,990         $ 25,952        $(127,822)      $13,179,120
States, municipalities and
  political subdivisions                          28,095,400          167,285         (152,729)       28,109,956
Corporate debt securities                          5,683,205           25,326          (36,578)        5,671,953
Mortgage backed securities                         2,035,229            5,330          (10,525)        2,030,034
                                                 ---------------------------------------------------------------
                                                 $49,094,824         $223,893        $(327,654)      $48,991,063
                                                 ===============================================================

                   Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 2.  Investments (continued)

         The scheduled maturities of available for sale and held to maturity securities at December 31, 1997 are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalties.


                                                 Amortized             Fair
                                                    Cost               Value
                                                -----------        -------------
Available for sale securities:

Due in one year or less                         $ 8,404,804         $ 8,431,926
Due after one through five years                 16,551,663          16,609,035
Due after five years through ten years            2,719,631           2,870,830
Due after ten years                               1,368,110           1,391,773
                                                -----------         -----------
                                                $29,044,208         $29,303,564
                                                ===========         ===========

Held to maturity securities:

Due in one year or less                         $ 8,103,904         $ 8,126,978
Due after one through five years                 23,081,430          22,888,843
Due after five years through ten years            9,134,208           9,207,867
Due after ten years                               2,055,221           2,040,599
Mortgage backed securities                        1,245,654           1,247,129
                                                -----------         -----------
                                                $43,620,417         $43,511,416
                                                ===========         ===========

         Proceeds from sales of held to maturity securities and related gross realized gains and losses were as follows:


                                                     1997              1996             1995
                                                ---------------------------------------------------
             Proceeds from sales                 $1,723,087         $3,695,874       $5,595,785
             Gross realized gains                       349            142,421           66,206
             Gross realized losses                    6,472                956           17,876


         The Company's three insurance subsidiaries, Fortune, Fortune Life, and Pegasus maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carrying value of the investments on deposit was $1,550,000 at December 31, 1997 and $1,550,000 at December 31, 1996. These
deposits are included in the investment tables and exhibits of this report.

         The Company's two finance companies also maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carrying value of these investments was $70,000 at December 31, 1997 and 1996.

                   Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3. Deferred Policy Acquisition Costs

        Costs, principally commissions, related to the production of new business, are deferred and amortized as summarized below:


Fortune                                           1997         1996           1995
-------------------------------------       ------------------------------------------
Balance at beginning of year                $   (40,541)   $(1,421,049)   $  (438,658)
Commissions and other costs
           deferred                           5,669,882      5,898,751      7,496,662
Charged to expense                           (6,343,455)    (4,518,243)    (8,479,053)
                                            -----------    -----------    -----------
Balance at end of year                      $  (714,114)   $   (40,541)   $(1,421,049)
                                            ===========    ===========    ===========

Mobile America Insurance Group                    1997         1996           1995
-------------------------------------       ------------------------------------------
Balance at beginning of year                $(2,971,365)   $(2,812,521)   $(3,343,007)
Commissions and other costs
            deferred                         (3,997,252)    (3,784,189)    (7,113,083)
Charged to expense                            5,104,959      3,625,345      7,643,569
                                            -----------    -----------    -----------
Balance at end of year                      $(1,863,658)   $(2,971,365)   $(2,812,521)
                                            ===========    ===========    ===========

Fortune Life                                      1997         1996           1995
-------------------------------------       ------------------------------------------
Balance at beginning of year                $    44,532    $     7,690    $     4,566
Commissions and other costs
            deferred                            106,402         60,855         10,221
Charged to expense                              (92,255)       (24,013)        (7,097)
                                            -----------    -----------    -----------
Balance at end of year                      $    58,679    $    44,532    $     7,690
                                            ===========    ===========    ===========


Pegasus                                           1997         1996           1995
-------------------------------------       ------------------------------------------
Balance at beginning of year                $   232,379    $    16,040    $     2,121
Commissions and other costs
            deferred                          1,091,866        464,398         33,341
Charged to expense                             (853,141)      (248,059)       (19,422)
                                            -----------    -----------    -----------
Balance at end of year                      $   471,104    $   232,379    $    16,040
                                            ===========    ===========    ===========


Consolidated Totals                         $(2,047,989)   $(2,734,995)   $(4,209,840)
                                            ===========    ===========    ===========


        Several of the automobile insurance lines written by Fortune have been reinsured on a quota share basis, whereby a reinsurer provides ceding commission to the Company in return for ceded premium. In some instances

                   Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 3.  Deferred Policy Acquisition Costs (continued)

the ceding commissions received exceed the costs to the Company of soliciting new business, thereby generating credits to commission expense and deferred policy acquisition costs. Ceding commission received in 1997, 1996 and 1995 is approximately $7,932,000, $7,527,000 and $15,694,000, respectively. Deferred policy acquisition cost reinsurance credits reported in the Company's balance sheet at December 31, 1997 and 1996 are $7,049,081 and $8,516,878, respectively.

Note 4.  Property and Equipment

         Property and equipment consists of the following at December 31, 1997 and 1996:

                                                 1997             1996
                                           --------------------------------

Land and buildings                         $   538,522       $   526,331
Transportation equipment                       228,329           186,364
Office equipment and furniture               2,926,745         2,383,165
Leasehold improvements                          68,193            42,855
Other                                           10,982            10,982
                                           -----------------------------
                                             3,772,771         3,149,697

Less accumulated depreciation               (2,219,088)       (2,077,991)
                                           -----------------------------

Property and equipment, net                $ 1,553,683       $ 1,071,706
                                           =============================


In 1995, Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" was issued. This statement requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Due to the nature of the Company's business, with limited use of long-lived assets, it has been determined that no impairment loss need be recognized.

                   Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 5.  Reinsurance

        The insurance subsidiaries have various reinsurance agreements which significantly affect their operations. Risks are reinsured to limit loss size and to increase underwriting capacity, although the Company remains primarily liable to the policyholders on all risks transferred.

        The Company acquires property and casualty excess of loss reinsurance separately for it's primary insurance business lines. This program provides the Company with coverage in the amount of $260,000 in excess of $40,000 on a per risk basis, and up to $520,000 on a per occurrence basis.

        Catastrophic property losses are reinsured under two programs. Fortune limits it's liability to 5% of losses in excess of $500,000 up to $1,300,000 and up to 10% of losses in excess of $1,400,000. Pegasus limits it's liability to 5% of losses in excess $500,000 up to $10,000,000. Catastrophic reinsurance, provided by various reinsures in multiple layers, serves to protect the insurer from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, riot, vandalism, earthquake, freezing temperatures or other extraordinary events. The Company also maintains reinsurance coverage for extra contractual obligations and excess limits judgements up to $1,500,000 for each property risk and/or each casualty occurrence subject to a deductible of the greater of $100,000 or a loss in excess of its underlying reinsurance programs.

        The effect of reinsurance on premiums written and earned for 1997, 1996 and 1995 is as follows (dollars in thousands):


                             1997                         1996                           1995
                   ------------------------      -----------------------       -------------------------
                     Written        Earned         Written       Earned          Written       Earned
                     ---------------------         --------------------          ----------------------
Direct               $86,860       $92,085         $75,468      $76,884          $107,617      $102,722
Assumed                    0             0               0            0                 0             0
Ceded                 44,319        47,914          42,279       46,193            66,928        65,079
                     ---------------------         --------------------          ----------------------

Net                  $42,541       $44,171         $33,189      $30,691          $ 40,689      $ 37,643
                     =====================         ====================          ======================


        The amount of reinsurance recoveries deducted from direct and pool participation losses incurred during 1997, 1996 and 1995 was approximately $39,000,000, $37,970,000 and $59,612,000, respectively.

                  Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

Note 5.  Reinsurance (continued)

        The Company evaluates the financial condition of its reinsurers to minimize its exposures to significant losses from reinsurer insolvency. Reinsurance receivables, prepaid reinsurance premiums and offsetting funds withheld/payable balances for each significant reinsurer at December 31, 1997 is presented below (in thousands):

                                                Reinsurance        Prepaid          Funds Held
                                                Recoverable        Premium       or Balances Due
                                                ------------       --------      ---------------
Clarendon National Insurance Company            $      4,360       $  2,764      $        (2,546)
Sirius Reinsurance Company                             5,676          5,529                3,677
National Union Fire Insurance Company                  3,763          4,147                6,091
Prudential Reinsurance Company                           975              0               (3,719)
Ranger Insurance Company                                 618              0                 (844)
Motors Insurance Company                               1,557          2,764                3,001
Odyssey Reinsurance Company                              750          1,382                1,526
Other                                                     22            166                 (185)
                                                ------------       --------      ---------------

                                                $     17,721       $ 16,752      $         7,001
                                                ============       ========      ===============

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

         The insurance companies did not pay dividends in 1997, 1996 and 1995.

                  Mobile America Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements

 Note 6.  Regulatory Restrictions (continued)

        Following are reconciliations of net income and stockholders' equity for Fortune, Fortune Life and Pegasus from a statutory basis to those presented on a GAAP basis for the year ended December 31, 1997:


                                                                              Fortune
                                                 Fortune         Life           Pegasus
                                              ------------    -----------    -----------
Net gain(loss) from operations -
   statutory basis                            $   (926,786)   $   198,050    $    54,065
                                              ------------    -----------    -----------

Change in deferred acquisition costs            (2,141,372)        14,147        238,726
Change in deferred ceding commissions            1,467,797              0              0
Change in reserves                                       0         (4,791)             0
Other                                              257,282        (10,252)        (2,102)
                                              ------------    -----------    -----------
                                                  (416,293)          (896)       236,624
                                              ------------    -----------    -----------
Net gain(loss) from operations -
   GAAP basis                                 $ (1,343,079)   $   197,154    $   290,689
                                              ============    ===========    ===========

Stockholder's equity -
   statutory basis                            $ 14,383,015    $ 3,145,469    $ 4,564,616
                                              ------------    -----------    -----------

Deferred acquisition costs                       6,334,967         58,679        471,105
Deferred ceding commissions                     (7,049,081)             0              0
Adjustments to reserves                                  0        (38,423)             0
Deferred income taxes                            1,370,526        (20,702)             0
Non-admitted assets                                514,139        (17,218)           511
Unrealized gains                                    30,117         26,680         16,944
Other                                              741,441         10,804              0
                                              ------------    -----------    -----------
                                                 1,942,109         19,820        488,560
                                              ------------    -----------    -----------
Stockholder's equity - GAAP basis             $ 16,325,124    $ 3,165,289    $ 5,053,176
                                              ============    ===========    ===========


Note 7.  Pension Plan

        The Company's defined contribution pension plan covers substantially all full-time employees. Contributions are based on employee earnings. Total contributions made by the Company during 1997, 1996, and 1995 were $288,000, $240,000, and $210,000, respectively.

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 8. Capital Stock

Stock Options

         The Company's incentive plan, adopted in 1995, provides for the issuance to key employees and directors of up to 300,000 shares of common stock through options, stock appreciation rights and other stock-based awards as defined under current tax laws. An additional 200,000 shares will be added to the plan pending shareholder approval at the 1998 Annual Meeting. Incentive stock options for employees are exercisable for periods of up to ten years from the date of the grant at a price equal to the fair market value on the date of the grant. In the case of an incentive option granted to an individual who owns at least 10% of the total combined voting power of the Company, the exercise price must be at least 110% of the fair market value of the common stock on the date of grant and the option term cannot exceed five years. Stock appreciation rights entitle the recipient to receive the difference between the fair market value of the common stock on the date of exercise and the stock appreciation rights price in cash or in shares of common stock, or a combination. Restricted stock awards entitle the recipient to receive shares of common stock subject to forfeiture restrictions that lapse over time or upon the occurrence of specific events.

         The options are accounted for under Accounting Principles Board Opinion No. 25 (APB 25). Under APB 25, if the exercise price of the options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. During 1997, the Company granted options to purchase 5000 shares at $4.40 when the market price of the Company's common stock was $9.63. These options vest 20% per year beginning on the first anniversary date of grant. Compensation expense of $3,487 was charged to operations in 1997. Deferred compensation of $48,813 is reported in other assets and will be charged to operations over the vesting period.

Changes in Stock Options were as follows:

                                                                     Average
                                                      1997        Exercise Price       1996             1995
                                                      ----                             ----             ----
                 Beginning Balance                  153,750           $9.90           92,500                -
                 Granted                            170,000           $9.98           67,500          103,750
                 Exercised                          (75,000)         $10.00           (5,000)
                 Cancelled/ Expired                  (2,000)         $10.25           (1,250)         (11,250)
                                                   --------          ------          -------         --------
                 Ending Balance                     246,750           $9.92          153,750           92,500
                                                   ========          ======          =======         ========
                 Exercisable                        138,150           $9.84           87,250           61,250
                                                   ========          ======          =======         ========

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 8.  Capital Stock (continued)

         In compliance with Statement of Financial Accounting Standards No. 123, the Company has elected to provide pro forma disclosures. As such, the Company's net income and earnings per share for 1997, 1996 and 1995 adjusted to reflect pro forma amounts are indicated below (dollar amounts in thousands except for earnings per share) :

                                        1997             1996            1995
                                        ----             ----            ----
        Net Income:
            As reported                $ 6,176         $ 7,571          $ 6,000
                                       =======         =======          =======

            Pro forma                  $ 5,935         $ 7,469          $ 5,871
                                       =======         =======          =======
        Earnings Per Share:
            As reported                $  0.86         $  1.05          $  0.84
                                       =======         =======          =======

            Pro forma                  $  0.83         $  1.04          $  0.82
                                       =======         =======          =======

The fair value of options granted in 1997, 1996 and 1995 was estimated using the Black-Scholes option pricing model. The weighted average fair value and related assumptions were as follows:

                                        1997        1996        1995
                                        ----        ----        ----
     Weighted average fair value:      $   3.72    $   3.61    $   3.36

     Expected volatility                     39%         39%         39%

     Risk free interest rate               6.20%       6.24%       6.15%

     Expected lives                     5 Years     5 Years     5 Years

     Dividend yield                         2.5%        2.5%        2.5%

Earnings Per Share:
------------------
                                                               1997        1996        1995
                                                               ----        ----        ----
                 Numerator:
                 Income available to common shareholders'  $ 6,175,796  $ 7,571,392 $ 5,999,694
                                                           ===========  =========== ===========

                 Denominator:
                   Basic earnings per share
                   weighted average shares                   7,148,471    7,179,058   7,184,058

                 Effect of dilution:
                   Employee stock options                       57,066       12,019         593
                                                           -----------  ----------- -----------
                 Diluted earnings per share adjusted
                   weighted average shares and
                   assumed conversions                       7,205,537    7,191,077   7,184,651
                                                           ===========  =========== ===========
                 Basic earnings per share                  $      0.86  $      1.05 $      0.84
                                                           ===========  =========== ===========
                 Diluted earnings per share                $      0.86  $      1.05 $      0.84
                                                           ===========  =========== ===========

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 9.  Income Taxes

         The following analysis reconciles the statutory Federal income tax rate to the effective tax rates:

                                                            1997      1996      1995
                                                            ----      ----      ----
             Statutory Federal rate                           34%        34%       34%
             Increase (reductions) in effective tax
               rate resulting from:
                  Tax exempt interest                       (8.5)      (7.8)     (8.0)
                  Dividends received deduction              (0.1)      (0.1)     (0.2)
                  Special life insurance
                   company deductions                       (0.5)      (0.4)     (0.1)
                  State income taxes                         3.4        2.9       7.4
                  Change in valuation allowance              0.0       (8.2)      0.0

                  Other                                      2.1       (4.7)     (3.0)
                                                            -----      -----     -----
             Effective tax rate                             30.4%      15.7%     30.1%
                                                            =====      =====     =====


         Consolidated deferred tax expense (credit) results from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The source of these differences and their tax effect are summarized as follows (in thousands):

                                                                               1997      1996      1995
                                                                               ----      ----      ----
                             Increase (decrease) in discounted loss
                                  and loss adjustment expense reserves          $143      ($37)     $733
                             Increase (decrease) in deferred
                                   acquisition costs                               0         0      (114)
                             Increase (decrease) in deferred
                                  insurance premiums                             124      (300)     (204)
                             Decrease in valuation allowance                       0      (733)        0
                             Various                                             195      (213)      (98)
                                                                                ----   --------     ----
                                                                                $462   ($1,283)     $317
                                                                                ====   ========     ====

         Consolidated deferred taxes receivable resulting from temporary differences in the recognition of revenue and expense for tax and financial statement purposes are summarized as follows (in thousands):

                                                                           1997      1996
                                                                           ----      ----
                             Discounted loss and loss adjustment
                              expense reserves                            $  627     $  770
                             Deferred insurance premiums                   1,209      1,333
                             Various                                        (255)       (60)
                                                                          -----------------
                                                                          $1,581     $2,043
                             Valuation allowance                               0          0
                                                                          -----------------
                                                                          $1,581     $2,043
                                                                          =================

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 9.  Income Taxes (continued)

         The Company believes, that based upon its lengthy and consistent history of profitable operations, it is probable that the deferred tax asset will be realized and no deferred tax allowance is deemed necessary at December 31, 1997.

         Deferred taxes payable of $40,625 and $61,072 are provided on unrealized gains, on equity securities and fixed maturities available for sale at December 31, 1997 and 1996, respectively.

         Beginning in 1995, the Company and its subsidiaries filed a consolidated federal income tax return, while prior to 1995 the life insurance subsidiary filed a separate return.

Note 10.  Business Segments

         The Company and its subsidiaries operate principally in five business segments consisting of automobile insurance, personal property insurance, commercial lines insurance, life insurance, and fee for service insurance administration. The four insurance segments sell various forms of property, liability and life insurance marketed through independent insurance agents in the state of Florida. The Company acts as a servicing carrier for the Florida Residential Property and Casualty Joint Underwriting Association, the Florida Automobile Joint Underwriting Association and as a subcontractor for Policy Management Systems Corporation performing various underwriting and claims services for a service fee.

                  Mobile America Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 10.  Business Segments (continued)

         Summarized financial information by business segment for 1997, 1996 and 1995 is as follows:

                  Revenues from Unaffiliated Customers                    1997             1996            1995
                                                                       -----------      -----------    ------------
                             Automobile Insurance                      $86,263,673      $73,211,073    $100,426,747
                             Personal Property Insurance                 5,370,286        3,283,170       1,807,125
                             Commercial Lines Insurance                    291,968          312,159         432,468
                             Life Insurance                                117,293           35,464          14,193
                             Property Rentals and Sales                          0            1,520         176,894
                             Fee for service                             8,972,353       11,001,221       8,624,931
                             Other                                         317,553          576,702         960,591
                             Reinsurance revenue ceded                 (47,914,218)     (46,192,568)    (65,079,149)

                             Investment Income                           5,391,297        5,935,194       5,562,074
                                                                       --------------------------------------------

                             Consolidated Revenues                     $58,810,205      $48,163,935     $52,925,874
                                                                       ============================================



                 Operating Profit (or loss)                                1997             1996            1995
                                                                        ----------       ----------      ----------
                             Automobile Insurance                       $6,514,491       $5,431,895      $3,673,684
                             Personal Property Insurance                   945,685          652,766        (110,955)
                             Commercial Lines Insurance                    127,086         (103,625)        (99,874)
                             Life Insurance                                233,297          206,895         100,439
                             Property Rentals and Sales                          0            1,520         140,692
                             Fee for service                             2,111,976        3,418,080       2,843,555
                             Other                                         130,734          131,061       1,537,273
                             Investment Income                           1,440,233        1,460,810       1,137,990
                             Corporate Expenses                         (2,635,607)      (2,213,238)       (637,105)
                                                                        -------------------------------------------

                             Income before income taxes                 $8,867,895       $8,986,164      $8,585,699
                                                                        ===========================================


                 Identifiable Assets                                     1997              1996            1995
                                                                      ------------     ------------    ------------
                             Automobile Insurance                     $101,543,332     $130,850,415    $137,386,763
                             Personal Property Insurance                 8,947,476        8,224,013       8,095,427
                             Commercial Lines Insurance                    841,474        1,079,838       1,574,928
                             Life Insurance                              3,277,395        4,045,916       3,864,996
                             Property Rentals and Sales                          0                0          25,541
                             Fee for service                             7,732,788        9,279,618       7,116,795
                             Other                                       8,987,566        6,208,977      15,568,154
                             General Corporate Assets                    6,912,107        8,398,124       9,138,558
                                                                      ---------------------------------------------

                             Total Assets                             $138,242,138     $168,086,901    $182,771,162
                                                                      =============================================

                  Mobile America Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 11.  Pools and Associations

         Fortune Insurance Company, as a direct premium writer in the state of Florida, is required to participate in the Florida Automobile Joint Underwriting Association (FAJUA). Fortune's participation is based on its automobile premium to total automobile premiums written state wide by all automobile insurers. A summary of FAJUA participation as reported in the accompanying financial statements for 1997,1996 and 1995 is presented below:

                                                                   1997          1996           1995
                                                                   ----          ----           ----
                             Written premium                     ($165,306)   ($10,682,231)   $4,186,376

                             Earned premium                       (111,207)     (9,672,082)    4,007,962

                             Losses and loss
                             adjustment expenses paid              (43,252)     (6,256,191)    3,224,745

                             Loss and loss
                             adjustment expenses incurred         (119,464)     (7,718,866)    3,361,142

                             Commissions                          (112,074)     (1,488,628)      550,024

In 1996 the FAJUA issued reports amending Fortune's participation for years prior to 1996. These changes were reported in the 1996 financial statements. A summary of Fortune's 1996 participation and the prior year adjustment is presented below.

                                                                   1996       Prior years         Total
                                                                   ----       -----------      -----------
                             Written premium                      $144,099    $(10,826,330)    $(10,682,231)

                             Earned premium                         65,169      (9,737,251)      (9,672,082)

                             Losses and loss
                             adjustment expenses paid               32,863      (6,289,054)      (6,256,191)

                             Loss and loss
                             adjustment expenses incurred           62,361      (7,781,227)      (7,718,866)

                             Commissions                           (15,669)     (1,472,959)      (1,488,628)

                  Mobile America Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 12.  Operating Leases

         The Company leases office facilities under operating leases which contain renewal options. Lease terms range from 18 months to five years. Rent expense was $329,464, $295,499 and $297,597 for 1997, 1996 and 1995,
respectively.

         Minimum future rental payments are as follows:

                                  1998                      $238,004
                                  1999                      $218,818
                                  2000                      $224,758
                                  2001                      $230,926
                                  2002                      $ 19,287
                                                            --------
                                                            $931,793
                                                            ========

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

         A significant portion of insurance premium receivables relates to the financing of automobile insurance premiums in south Florida. An allowance for non-collection of $900,000 and $300,000 has been provided for at December 31, 1997 and 1996, respectively. The Company's exposure to loss is limited by the fact that non-payment of premiums will result in cancellation of the underlying insurance policy.

         For a discussion of credit risk related to reinsurance see note (5) of the consolidated financial statements.

                  Mobile America Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 14.  Note Payable

         On October 24, 1995 the Company obtained a bank loan in the amount of $12,000,000, for which the proceeds have been used primarily as additional capital for the insurance subsidiaries. The note accrues interest at the 90 day LIBOR rate plus 275 basis points, reduced to 250 basis points during 1997. Interest only is paid through January 24, 1998 with the first principal payment due on the twenty seventh monthly interest payment date and quarterly thereafter in the amount of $600,000 each payment. The entire unpaid principal balance, together with accrued interest thereon is due and payable on the loan maturity date of October 24, 2002.

         The note was collateralized by the assignment of the capital stock of the Company's subsidiaries on October 24, 1995, as well as the execution of guaranty agreements between the bank and certain subsidiaries of the Company.

         The following is a schedule of the required annual principal payments:

                 1998                                       $  2,400,000
                 1999                                          2,400,000
                 2000                                          2,400,000
                 2001                                          2,400,000
                 2002                                          2,400,000
                                                            ------------
                                                            $ 12,000,000
                                                            ============


         Loan acquisition costs are being amortized on a straight-line basis over the term of the loan and are included in the other asset section of the consolidated balance sheets.

                                                               1997                    1996
                                                            ----------               ----------
                 Beginning Balance                          $  363,262               $  425,540
                 Less accumulated amortization                  51,898                   62,278
                                                            ----------               ----------
                 Net loan acquisition costs                 $  311,364               $  363,262
                                                            ==========               ==========

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

                  Mobile America Corporation and Subsidiaries

                  Notes to Consolidated Financial Statements

Note 15.  Insurance Loss Reserves (continued)

         Activity in the liability for insurance loss reserves is summarized as follows:

                                                        1997                1996
      Balance at beginning of year                    $47,695,655         $54,645,686
        Less reinsurance recoverables                  27,638,632          33,822,126
                                                      -----------         -----------
      Net balance at beginning of year                 20,057,023          20,823,560
                                                      ===========         ===========
      Incurred related to:
        Current year                                   35,725,095          27,216,632
        Prior years                                    (2,736,845)         (3,390,000)
                                                      -----------         -----------
      Total incurred                                   32,988,250          23,826,632
                                                      ===========         ===========
      Paid related to:
         Current year                                  23,978,911          15,428,840
         Prior years                                   13,143,680           9,164,329
                                                      -----------         -----------
      Total paid                                       37,122,591          24,593,169
                                                      ===========         ===========

      Net balance at end of year                       15,922,682          20,057,023
         Plus reinsurance recoverables                 17,720,613          27,638,632
                                                      -----------         -----------
      Balance at end of year                          $33,643,295         $47,695,655
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

                  Mobile America Corporation and Subsidiaries

                 Notes to Consolidated Financial Statements

Note 16.   Fair Value of Financial Instruments (continued)

         The carrying amounts and fair values of the Company's financial instruments at December 31, 1997 and 1996 are presented below:

                                         1997                            1996
                              -------------------------       -------------------------
                               Carrying         Fair           Carrying         Fair
                                Value          Value            Value          Value
                              -------------------------       -------------------------
Cash and
short-term investments       $21,458,982   $21,458,982       $24,034,119   $24,034,119
Fixed maturities:
Held to maturity              43,620,417    43,511,416        49,094,824    48,991,063
Available for sale            29,303,564    29,303,564        37,607,325    37,607,325
Equity securities              1,373,070     1,373,070         1,348,177     1,348,177
Premiums receivable            3,324,666     3,324,666         3,916,439     3,916,439
Note payable                  12,000,000    12,000,000        12,000,000    12,000,000

                                   Part III

         Items 10, 11, 12, and 13 have been omitted pursuant to instructions to Form 10-K. The Registrant intends to file with the Securities and Exchange Commission not later than April 30, 1998 a definitive proxy statement to be used in connection with its Annual Meeting of Shareholders, at which time directors will be elected for the ensuing year.





                                     III-1

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

                                                                                                      Page
                                                                                                      ----

    (a)  1.   Financial Statements
              --------------------

              The following financial statements are included in Part II, Item 8:

              Report of Independent Certified Public Accountants                                      II-9

              Consolidated Balance Sheets, December 31, 1997 and 1996                                 II-10

              Consolidated Statements of Operations                                                   II-11
                Years ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Cash Flows                                                   II-12
                Years ended December 31, 1997, 1996 and 1995

              Consolidated Statements of Changes in Stockholders' Equity                              II-13
                Years ended December 31, 1997, 1996 and 1995

              Notes to Consolidated Financial Statements                                              II-14-37

    2.        Financial Statements Schedules
              ------------------------------

              The following financial schedules are included in Part IV of this report:

    Schedule I.    Summary of Investments - Other than Investments in
                   Related Parties                                                                    IV-11
                   December 31, 1997 and 1996

    Schedule II.   Condensed Financial Information of Registrant                                      IV-12-14
                   Years ended December 31, 1997, 1996 and 1995

    Schedule III.  Supplementary Insurance Information                                                IV-15-17
                   Years ended December 31, 1997, 1996 and 1995

    Schedule IV.   Supplementary Insurance Information - Reinsurance                                  IV-18
                   Years ended December 31, 1997, 1996 and 1995

    Schedule VI.   Supplementary Insurance Information -
                   Consolidated Property-Casualty Entities                                            IV-19
                   Years ended December 31, 1997, 1996 and 1995

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

     3.11 Earnings Per Share Computations                               IV-3

     3.21 Subsidiaries of Registrant                                    IV-4

     3.27 Financial Data Schedule (for SEC use only)

     3.29 Information from reports furnished to state insurance
              regulatory authorities                                    IV-5-10


(b)  Reports on Form 8-K

           No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

    Exhibit 3.11   Schedule of Computation of Earnings Per Share

    See Note 8 to the consolidated financial statements.

Exhibit 3.21  Subsidiaries of Registrant

     The following table lists the Registrant and its subsidiaries as of December 31, 1997, the jurisdiction in which each subsidiary was organized, and the percentage of voting securities of each subsidiary owned by the immediate parent:




                                                                                                     Percentage of
                                                                                 Jurisdiction      Voting Securities
                                                                                    Where         Owned by Immediate
    Name                                                                          Organized             Parent
    ----                                                                         ------------     ------------------
Mobile America Corporation                                                         Florida

     Mobile America Insurance
      Group, Inc.                                                                  Florida            100%

         Fortune Insurance
          Company                                                                  Florida            100%

     Fortune Life
      Insurance Company                                                            Arizona            100%

     Pegasus Insurance Company                                                     Oklahoma           100%

     Fortune Financial Corporation                                                 Florida            100%

     Big Gorilla  Inc.                                                             Florida            100%

All of the above subsidiaries are included in the Consolidated Financial Statements of the Registrant and its subsidiaries. All unnamed subsidiaries and other affiliates, when considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

   Information From Reports Furnished to State Insurance Regulatory Authority
                                   Exhbit 29
                                   Schedule P
                Detailed Information on Losses and Loss Expenses
                                 (In Thousands)

     (1)                Premiums Earned                                             Loss and Loss Expense Payments
  Years in   -----------------------------------------------------------------------------------------------------------------------
    which                                                               Allocated Loss
  Premiums                                         Loss Payments        Expense Payment
    were                                       -------------------------------------------
 Earned and    (2)                               (5)                    (7)                   (9)            (10)           (11)
   Losses    Direct                  (4)       Direct                  Direct             Salvage and    Unallocated        Total
    were      and        (3)         Net        and         (6)         and        (8)     Subrogtion    Loss Expense     Net Paid
  Incurred   Assumed    Ceded      (2 - 3)     Assumed     Ceded      Assumed     Ceded     Received       Payments     (5-6+7-8+10)
------------------------------------------------------------------------------------------------------------------------------------
Prior              XXX       XXX        XXX         50            0           7          0            0              0            57

        1988    20,865     9,412     11,453       9,088       3,297       1,834        463          145            429         7,591

        1989    31,658    13,998     17,660      14,278       4,901       3,112        851           54            469        12,107

        1990    49,043    27,158     21,885      28,434      16,166       5,256      2,779           70            451        15,196

        1991    61,555    33,228     28,327      37,665      21,312       5,739      2,988           87          1,614        20,718

        1992    77,171    43,120     34,051      54,297      32,236       6,795      3,315          152          1,512        27,053

        1993    94,541    53,094     41,447      63,246      35,707       9,131      4,835          231          1,410        33,245

        1994    87,690    53,349     34,341      61,329      36,848       8,442      4,980          172          2,710        30,653

        1995   102,709    65,079     37,630      64,376      43,612       7,105      5,071          309          2,640        25,438

        1996    76,849    46,191     30,658      64,235      42,126       5,773      3,503          355          3,747        28,126

        1997    91,969    47,913     44,056      40,505      17,909       2,378      1,012           77          2,150        26,112

Totals             XXX      XXX         XXX     437,503     254,114      55,572     29,797        1,652         17,132       226,296


The Registrant has no affiliations with unconsolidated subsidiaries or 50%-or-less owned equity investees.

   Information From Reports Furnished to State Insurance Regulatory Authority
                                   Exhbit 29
                                   Schedule P
                Detailed Information on Losses and Loss Expenses
                                 (In Thousands)

(1)
   Years in                  Losses Unpaid                      Allocated Loss Expenses Unpaid
     which      -----------------------------------------    --------------------------------------
   Premiums       Case Basis               Bulk & IBNR         Case Basis             Bulk & IBNR
     were       -------------------    ------------------    ----------------     -----------------                        (23)
  Earned and     (13)                    (15)                 (17)                  (19)                   (22)           Total
    Losses      Direct                  Direct               Direct                Direct              Unallocated      Net Losses
     were        and         (14)        and        (16)      and      (18)         and      (20)     Loss Expenses    and Expenses
   Incurred     Assumed      Ceded      Assumed     Ceded    Assumed   Ceded      Assumed    Ceded        Unpaid          Unpaid
------------------------------------------------------------------------------------------------------------------------------------
Prior                   117                   90                                         55                         0            262

          1988                                                                                                                     0

          1989            7       2                                                                                                5

          1990            1       0                                                                                                1

          1991           38       8           14          9                               2      1                  1             37

          1992           74      37           14          7                               6      4                  2             48

          1993          227     108          157         98                              45     27                  8            204

          1994          475     266          489        299                              38     17                 13            433

          1995          938     566        1,988        800                           1,369    576                 28          2,381

          1996        2,244   2,162          869        435                             677    477                 74            790

          1997       16,046   7,939        3,062      1,705                           3,782  2,179                678         11,745

Total                20,167  11,088        6,683      3,353                           5,974  3,281                804         15,906

The Registrant has no affiliations with unconsolidated subsidiaries or 50%-or-less owned equity investees.

   Information From Reports Furnished to State Insurance Regulatory Authority
                                   Exhbit 29
                                   Schedule P
                Detailed Information on Losses and Loss Expenses
                                 (In Thousands)

     (1)
   Years in
    which           Total Losses and         Loss and Loss Expense Percentage      Time Value                   Net Balance Sheet
   Premiums         Expenses Incurred           (Incurred/Premiums Earned)          of Money                 Reserves After Discount
     were     ---------------------------------------------------------------------------------       (33)   -----------------------
 Earned and       (25)                                (28)                                        Inter-Company             (35)
    Losses       Direct                              Direct                                (32)      Pooling      (34)      Loss
     were         and        (26)        (27)         and       (29)     (30)      (31)    Loss   Participation  Losses   Expense
   Incurred     Assumed      Ceded        Net       Assumed     Ceded     Net      Loss   Expense  Percentage    Unpaid    Unpaid
------------------------------------------------------------------------------------------------------------------------------------
Prior                  XXX        XXX         XXX          XXX     XXX        XXX                                   207        55

          1988      11,351      3,760       7,591         54.4    39.9       66.3                                     0         0

          1989      17,866      5,754      12,112         56.4    41.1       68.6                                     5         0

          1990      34,142     18,945      15,197         69.6    69.8       69.4                                     1         0

          1991      45,073     24,318      20,755         73.2    73.2       73.3                                    35         2

          1992      62,700     35,599      27,101         81.2    82.6       79.6                                    44         4

          1993      74,224     40,775      33,449         78.5    76.8       80.7                                   178        26

          1994      73,496     42,410      31,086         83.8    79.5       90.5                                   399        34

          1995      78,444     50,625      27,819         76.4    77.8       73.9                                 1,560       821

          1996      77,619     48,703      28,916        101.0   105.4       94.3                                   516       274

          1997      68,601     30,744      37,857         74.6    64.2       85.9                                 9,464     2,281

Totals                 XXX        XXX         XXX          XXX     XXX        XXX                                12,409     3,497

The Registrant has no affiliations with unconsolidated subsidiaries or 50%-or-less owned equity

                                   Exhbit 29
   Information From Reports Furnished to State Insurance Regulatory Authority

                                   Schedule P
               History of Incurred Losses and Allocated Expenses
                                 (In Thousands)

                                 Incurred Losses and Allocated Expenses Reported at Year End                        Development
                  -----------------------------------------------------------------------------------------    ---------------------
       (1)
 Years in which                                                                                                (12)        (13)
   Losses were    (2)      (3)      (4)      (5)      (6)      (7)      (8)      (9)     (10)      (11)         One        Two
    Incurred      1988     1989     1990     1991     1992    1993     1994     1995     1996      1997        Year        Year
------------------------------------------------------------------------------------------------------------------------------------
Prior               2,626   2,479    1,620    1,602    1,572    1,589    1,617    1,603    1,852     1,446        (406)       (157)

             1988   8,016   7,473    7,040    7,157    7,137    7,149    7,164    7,160    7,158     7,162           4           2

             1989          12,521   11,367   11,561   11,377   11,559   11,578   11,623   11,632    11,642          10          19

             1990                   17,489   14,833   14,800   14,795   14,777   14,749   14,754    14,746          (8)         (3)

             1991                            19,886   18,580   19,037   19,162   19,094   19,134    19,141           7          47

             1992                                     25,323   24,973   25,777   25,644   25,658    25,586         (72)        (58)

             1993                                              32,774   31,877   31,774   32,218    32,032        (186)        258

             1994                                                       25,881   27,127   28,356    28,362           6       1,235

             1995                                                                29,790   24,412    25,150         738      (4,640)

             1996                                                                         27,317    25,094      (2,223)

             1997                                                                                   35,029

Totals                                                                                                          (2,130)     (3,297)

The Registrant has no affiliations with unconsolidated subsidiaries or 50%-or-less owned equity

                                   Exhbit 29
   Information From Reports Furnished to State Insurance Regulatory Authority

                                   Schedule P
            History of Cumulative Paid Losses and Allocated Expenses
                                 (In Thousands)

                                                                                                                (12)        (13)
                                                                                                             Number of    Number of
                                      Cummulative Paid Losses and Allocated Expenses at Year End               Claims      Claims
       (1)        -------------------------------------------------------------------------------------------  Closed      Closed
 Years in which                                                                                                 with        with
   Losses were    (2)      (3)      (4)      (5)      (6)      (7)      (8)     (9)         (10)        (11)    Loss        Loss
    Incurred      1988    1989     1990     1991     1992     1993     1994     1995        1996        1997  Payment     Payment
------------------------------------------------------------------------------------------------------------------------------------
Prior                  0    1,253    1,119    1,373    1,521    1,570    1,589    1,589       1,127      1,184

            1988   3,162    5,685    6,527    6,919    7,055    7,146    7,154    7,160       7,160      7,162

            1989            2,996    8,571   10,469   11,099   11,485   11,550   11,610      11,627     11,637

            1990                     6,555   12,595   13,993   14,489   14,648   14,725      14,743     14,746

            1991                              9,886   16,815   18,355   18,677   18,936      19,032     19,105

            1992                                      12,210   22,953   24,591   25,022      25,366     25,541

            1993                                               16,925   28,351   30,166      31,284     31,835

            1994                                                        13,275   23,896      26,605     27,942

            1995                                                                 15,950      20,813     22,797

            1996                                                                             15,427     24,378

            1997                                                                                        23,962

The Registrant has no affiliations with unconsolidated subsidiaries or 50%-or-less owned equity

                                   Exhbit 29
   Information From Reports Furnished to State Insurance Regulatory Authority

                                   Schedule P
             History of Bulk and Incurred but not Reported Reserves
                                 (In Thousands)



                     Bulk and Incurred but not Reported Reserves on Losses and Allocated Expenses at Year End
---------------------------------------------------------------------------------------------------------------------------------
       (1)
 Years in which
   Losses were       (2)        (3)        (4)         (5)        (6)        (7)         (8)        (9)        (10)       (11)
    Incurred        1988        1989       1990       1991       1992        1993       1994        1995       1996       1997
---------------------------------------------------------------------------------------------------------------------------------
      Prior           1,036      1,183        319        134          16                                          117        145

      1988              661        698        243        162          24                     4

      1989                       3,749        806        707         164         35         16           3          1

      1990                                  3,323      1,047         457        192         82          20          4

      1991                                             3,635         697        403        303         102         64          6

      1992                                                         3,335      1,055        897         499        247          8

      1993                                                                    4,475      2,165       1,019        789         78

      1994                                                                               4,281       1,583      1,253        210

      1995                                                                                           5,278      2,566      1,981

      1996                                                                                                      4,488        634

      1997                                                                                                                 2,960

The Registrant has no affiliations with unconsolidated subsidiaries or 50%-or-less owned equity investees.

                                                                      Schedule I
                  Mobile America Corporation and Subsidiaries
               Summary of Investments - Other than Related Parties
                               December 31, 1997

                                                                            Amount
                                                                         which carried
                                                                          in balance            Market
 Consolidated                                             Cost               sheet               Value
 --------------------------                           -----------         -----------         -----------
 Industrial Bonds                                     $10,513,738         $10,369,910         $10,036,713
 Municipal Bonds                                       37,199,324          37,535,888          37,753,249
 U.S. Government Bonds                                 24,951,563          25,018,183          25,025,018
                                                      -----------         -----------         -----------
          Total Bonds                                  72,664,625          72,923,981          72,814,980
                                                      -----------         -----------         -----------

 Common Stock                                           1,269,859           1,188,566           1,188,566
 Preferred Stock                                          243,082             184,504             184,504
                                                      -----------         -----------         -----------
          Total Stocks                                  1,512,941           1,373,070           1,373,070
                                                      -----------         -----------         -----------

 Certificates of Deposit                               14,119,180          14,119,180          14,119,180
 Industrial Bonds                                       2,446,881           2,446,881           2,446,881
 U.S. Government Bonds                                    374,901             374,901             374,901
                                                      -----------         -----------         -----------
          Total Short Term Investments                 16,940,962          16,940,962          16,940,962
                                                      -----------         -----------         -----------

          Total Investments                           $91,118,528         $91,238,013         $91,129,012
                                                      ===========         ===========         ===========


                                            December 31, 1996
                                                                             Amount
                                                                         which carried
                                                                          in balance            Market
 Consolidated                                             Cost               sheet               Value
 --------------------------                           -----------         -----------         -----------
 Industrial Bonds                                    $ 11,431,370        $ 11,448,203        $ 11,436,951
 Municipal Bonds                                       44,515,993          43,870,289          43,884,845
 U.S. Government Bonds                                 30,343,561          31,383,657          31,276,592
                                                      -----------         -----------         -----------
          Total Bonds                                  86,290,924          86,702,149          86,598,388
                                                      -----------         -----------         -----------

 Common Stock                                           1,063,711             984,169             984,169
 Preferred Stock                                          391,582             364,008             364,008
                                                      -----------         -----------         -----------
          Total Stocks                                  1,455,293           1,348,177           1,348,177
                                                      -----------         -----------         -----------

 Certificates of Deposit                               16,898,070          16,898,070          16,898,070
 Industrial Bonds                                       1,567,351           1,567,351           1,567,351
 Municipal Bonds                                          579,391             579,391             579,391
 U.S. Government Bonds                                  3,186,663           3,186,663           3,186,663
                                                      -----------         -----------         -----------
          Total Short Term Investments                 22,231,475          22,231,475          22,231,475
                                                      -----------         -----------         -----------

          Total Investments                          $109,977,692        $110,281,801        $110,178,040
                                                      ===========         ===========         ===========

                                                                     SCHEDULE II
                  Mobile America Corporation and Subsidiaries
                 Condensed  Financial Information of Registrant
                           December 31, 1997 and 1996
                        Parent Company - Balance Sheets


                                     Assets
                                                                        1997                1996
                                                                      --------------------------------
 Cash                                                                  $     6,520         $    (5,456)
 Receivables:

    Accrued investment income                                              145,599             184,592
    Accounts receivable                                                    209,343                   0
    Income taxes recoverable                                                     0             581,194
    Intercompany receivables                                             6,693,156           7,221,806
                                                                      --------------------------------
          Total receivables                                              7,048,098           7,987,592
                                                                      --------------------------------
 Investments:
    Short-term investments                                               5,083,684           2,225,173
    Securities - held to maturity at
       amortized cost                                                    5,160,183           5,883,085
    Securities - available for sale at market                            3,974,555           4,957,436
                                                                      --------------------------------
          Total investments                                             14,218,422          13,065,694
                                                                      --------------------------------

 Investments in subsidiaries                                            30,969,042          27,453,235

 Other assets                                                              360,177             392,113
 Deferred income taxes                                                     282,946             312,578
 Equipment less accumulated depreciation                                   198,576             188,445
                                                                      --------------------------------
                                                                       $53,083,781         $49,394,201
                                                                       ===============================

                                  Liabilities and Stockholders' Equity

 Note payable                                                          $12,000,000         $12,000,000
 Income taxes payable                                                      213,850                   0
 Accrued expenses and other liabilities                                    165,026             132,946
 Intercompany payables                                                   1,019,234           1,084,234
                                                                      --------------------------------
          Total liabilities                                             13,398,110          13,217,180
                                                                      --------------------------------
 Stockholders' equity:
    Common stock                                                           191,110             168,010
    Capital in excess of par                                             4,348,842           2,729,588
    Net unrealized appreciation on
       securities available for sale
       net of deferred taxes                                                78,861             200,712
    Treasury stock, at cost                                             (1,229,403)           (510,122)
    Retained earnings                                                   36,296,261          33,588,833
                                                                      --------------------------------
          Total stockholders' equity                                    39,685,671          36,177,021
                                                                      --------------------------------
                                                                       $53,083,781         $49,394,201
                                                                      ================================
 Cash dividends paid by consolidated subsidiaries to parent                   1997         $ 2,489,378
                                                                              1996         $ 2,425,000
                                                                              1995         $ 3,744,319

                                                                     SCHEDULE II
                  Mobile America Corporation and Subsidiaries
                 Condensed  Financial Information of Registrant
                  Years Ended December 31, 1997, 1996 and 1995
                   Parent Company - Statements of Operations

                                                          1997            1996             1995
                                                      --------------------------------------------
 Revenues:
    Investment Income                                   $679,988         $704,100         $382,764
    Rental Income                                              0            1,520           67,510
    Other                                                758,589          752,962          246,273
    Realized gains                                       102,383          109,915            7,017
    Sales of modular office equipment                          0                0          105,484
    Service fees                                         237,014            7,327          170,826
                                                      --------------------------------------------

          Total revenues                               1,777,974        1,575,824          979,874
                                                      --------------------------------------------
 Expenses:
    General and administrative                           865,376          624,380          348,811
    Interest on note payable                           1,014,161        1,005,760          156,375
    Cost of sales of modular office equipment                  0                0            7,453
                                                      --------------------------------------------

          Total expenses                               1,879,537        1,630,140          512,639
                                                      --------------------------------------------

 Income (loss) before taxes                             (101,563)         (54,316)         467,235

          Deferred taxes                                       0                0          149,063
          Current taxes (credit)                         (92,802)        (501,870)          45,076
                                                      --------------------------------------------
                                                         (92,802)        (501,870)         194,139

 Income (loss) before equity in
    earnings of subsidiaries                              (8,761)         447,554          273,096

 Equity in earnings of subsidiaries                    6,184,557        7,123,838        5,726,598
                                                      --------------------------------------------

 Net income                                           $6,175,796       $7,571,392       $5,999,694
                                                      ============================================

                                                                     SCHEDULE II
                  Mobile America Corporation and Subsidiaries
                 Condensed  Financial Information of Registrant
                  Years Ended December 31, 1997, 1996 and 1995
                   Parent Company - Statements of Cash Flows

                                                                   1997                1996                 1995
                                                               -----------         -----------          -----------
 Cash Flows from Operating Activities:
    Net Income                                                 $ 6,175,796         $ 7,571,392          $ 5,999,694
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Gain on sale of investments                             (102,383)           (109,915)              (7,017)
          Provisions for depreciation                                6,500               3,002                5,674
          Equity in earnings of subsidiaries                    (6,184,557)         (7,123,838)          (5,726,598)
          Decrease (increase) in accrued investment
             income                                                 38,993              62,925              (90,026)
          Decrease (increase) in prepaid and
             other assets                                         (177,407)            133,427             (425,540)
          Decrease (increase) in intercompany
             balances                                              463,650             691,972           (6,096,907)
          Net change in current income taxes                       795,044            (639,722)             (50,472)
          Increase (decrease) in accrued
             expenses and other liabilities                         32,080             105,677               (5,831)
          Decrease (increase) in deferred taxes                     29,632               9,010             (320,627)
                                                               -----------         -----------          -----------
          Net cash provided by (used in)
             operating activities                                1,077,348             703,930           (6,717,650)
                                                               -----------         -----------          -----------
 Cash Flows from Investing Activities:
    Dividends from subsidiaries                                  2,489,378           2,425,000            3,744,319
    Investment in subsidiaries                                           0          (1,100,000)          (1,000,000)
    Net change in short term investments                        (2,858,511)            774,730           (1,998,213)
    Purchase of investments                                       (520,565)         (4,642,577)          (5,530,286)
    Proceeds from sale and maturity of investments               2,478,790           1,997,631            2,791,589
    Purchase of property and equipment                             (16,631)           (167,073)                   0
    Sales of modular offices and equipment                               0                   0                7,453
                                                               -----------         -----------          -----------
       Net cash provided by (used in)
          investing activities                                   1,572,461            (712,289)          (1,985,138)
                                                               -----------         -----------          -----------
 Cash Flows from Financing Activities:
    Proceeds from note payable                                           0                   0           12,000,000
    Purchase, sale  of treasury stock                             (162,754)            (45,650)             (32,503)
    Dividends paid to stockholders                              (2,474,416)         (2,171,238)          (1,117,776)
    Stock dividend, fractional shares                                 (663)                  0                    0
                                                               -----------         -----------          -----------
       Net cash provided by (used in)
          financing activities                                  (2,637,833)         (2,216,888)          10,849,721
                                                               -----------         -----------          -----------
 Net increase (decrease) in cash                                    11,976          (2,225,247)           2,146,933

 Cash, beginning of year                                            (5,456)          2,219,791               72,858
                                                               -----------         -----------          -----------

 Cash, end of year                                             $     6,520         $    (5,456)         $ 2,219,791
                                                               ===========         ===========          ===========

                                                                    Schedule III
                  Mobile America  Corporation and Subsidiaries

                      Supplementary Insurance  Information

                  Years Ended December 31, 1997, 1996 and 1995

                                                                                      Losses, Claims and Policy Acquisition Costs
                                                                                      --------------------------------------------
                                                       Premiums                                                        Commissions
                               ------------------------------------------------------                                      and
                                 Unearned                    Unearned       Premiums      Losses         Losses         brokerage
                                 premiums        Net         premiums        earned     outstanding     incurred         incurred
                                 beginning    premiums        end of         during       end of         during           during
Lines of Insurance               of period     written        period         period       period         period           period
                               ------------  -----------    ----------    -----------  ------------   ------------    ------------
Year ended December 31, 1995

Fortune Insurance Company
Homeowners                     $   556,850   $ 1,443,579   $   791,308    $ 1,209,121   $   387,357   $   803,827       $  393,467
Business Owners Package            236,931       215,687       161,624        290,994       285,881       295,557           72,813
Automobile Physical Damage         519,485     4,664,818     1,856,644      3,327,659       876,910     3,096,325          775,274
Automobile Liability            10,892,355    34,234,855    12,388,788     32,738,422    19,224,250    26,704,606        7,238,035
Other                                    0             0             0              0         7,636           200             (535)
                               -------------------------   -----------    -----------   -----------   -----------       ----------
                               $12,205,621   $40,558,939   $15,198,364    $37,566,196   $20,782,034   $30,900,515       $8,479,054
                               -------------------------   -----------    -----------   -----------   -----------       ----------

Fortune Life Insurance
Individual Credit Life         $       834   $         0   $       541    $       293   $         0   $         0       $       96
Ordinary Life                        5,471        19,821        11,392         13,900        15,540        30,758            7,001
Accident and Health                      0             0             0              0             0             0                0
                               -------------------------   -----------    -----------   -----------   -----------       ----------
                               $     6,305   $    19,821   $    11,933    $    14,193   $    15,540   $    30,758       $    7,097
                               -------------------------   -----------    -----------   -----------   -----------       ----------
Pegasus Insurance Company
Homeowners                     $         0   $    83,089   $    48,058    $    35,031   $    10,509   $    10,509       $   13,404
Business Owners Package                953         4,399         2,094          3,258           977           977              894
Other Liability                     14,473        23,701        14,006         24,168        14,500        14,500            5,124
                               -------------------------   -----------    -----------   -----------   -----------       ----------
                               $    15,426   $   111,189   $    64,158    $    62,457   $    25,986   $    25,986       $   19,422
                               -------------------------   -----------    -----------   -----------   -----------       ----------

Eliminations                             0             0             0              0             0      (228,633)      (7,643,569)
                               -------------------------   -----------    -----------   -----------   -----------       ----------

Consolidated Totals            $12,227,352   $40,689,949   $15,274,455    $37,642,846   $20,823,560   $30,728,626       $  862,004
                               =========================   ===========    ===========   ===========   ===========       ==========

                                                                    Schedule III
                  Mobile America  Corporation and Subsidiaries

                      Supplementary Insurance  Information

                  Years Ended December 31, 1997, 1996 and 1995

                                                                                       Losses, Claims and Policy Acquisition Costs
                                                                                       -------------------------------------------
                                                      Premiums                                                         Commissions
                               ----------------------------------------------------                                        and
                                 Unearned                     Unearned     Premiums       Losses        Losses          brokerage
                                 premiums        Net          premiums      earned     outstanding     incurred         incurred
                                beginning     premiums         end of       during        end of        during           during
Lines of Insurance              of period      written         period       period        period        period           period
                               -----------  ------------    ----------   ----------    ------------   -----------    -------------
Year ended December 31, 1996

Fortune Insurance Company
Homeowners                     $   791,308   $ 1,580,533    $   739,609  $ 1,632,232   $   640,362   $   925,804       $  520,625
Business Owners Package            161,624       159,949         77,049      244,524       482,564       304,639           52,682
Automobile Physical Damage       1,856,644     3,574,174      1,397,118    4,033,700       722,143     3,411,448          914,071
Automobile Liability            12,388,788    26,254,197     14,668,654   23,974,331    17,874,116    18,749,139        3,030,867
Other                                    0             0              0            0         7,460           326                0
                               -----------   -----------    -----------  -----------   -----------   -----------       ----------
                               $15,198,364   $31,568,853    $16,882,430  $29,884,787   $19,726,645   $23,391,356       $4,518,245
                               -----------   -----------    -----------  -----------   -----------   -----------       ----------
Fortune Life Insurance Company
Individual Credit Life         $       541   $         0    $       369  $       172   $         0   $         0       $        0
Ordinary Life                       11,392        77,410         53,978       34,824        16,291           751           24,013
Accident and Health                      0             0              0            0             0             0                0
                               -----------   -----------    -----------  -----------   -----------   -----------       ----------
                               $    11,933   $    77,410    $    54,347  $    34,996   $    16,291   $       751       $   24,013
                               -----------   -----------    -----------  -----------   -----------   -----------       ----------
Pegasus Insurance Company
Homeowners                     $    48,058   $ 1,500,450    $   818,032  $   730,476   $   270,379   $   406,297       $  236,932
Business Owners Package              2,094          (172)             0        1,922         2,246         1,269              567
Other Liability                     14,006        41,730         16,384       39,352        41,462        26,962           10,559
                               -----------   -----------    -----------  -----------   -----------   -----------       ----------
                               $    64,158   $ 1,542,008    $   834,416  $   771,750   $   314,087   $   434,528       $  248,058
                               -----------   -----------    -----------  -----------   -----------   -----------       ----------

Eliminations                             0             0              0            0             0             0       (3,625,344)
                               -----------   -----------    -----------  -----------   -----------   -----------       ----------

Consolidated Totals            $15,274,455   $33,188,271    $17,771,193  $30,691,533   $20,057,023   $23,826,635       $1,164,972
                               ===========   ===========    ===========  ===========   ===========   ===========       ==========

                                                                    Schedule III
                  Mobile America  Corporation and Subsidiaries

                      Supplementary Insurance  Information


                  Years Ended December 31, 1997, 1996 and 1995

                                                                                         Losses, Claims and Policy Acquisition Costs
                                                                                         -------------------------------------------
                                                         Premiums                                                       Commissions
                                 ------------------------------------------------------                                     and
                                  Unearned                       Unearned      Premiums      Losses          Losses      brokerage
                                  premiums         Net           premiums       earned     outstanding      incurred      incurred
                                 beginning      premiums          end of        during       end of          during        during
 Lines of Insurance              of period       written          period        period       period          period        period
                                 ---------    ------------     ------------  ----------  -------------   -------------  ------------
 Year ended December 31, 1997

 Fortune Insurance Company
 Homeowners                     $   739,609   $ 1,125,121      $   579,759   $ 1,284,971   $   549,356    $   484,418    $  391,120
 Business Owners Package             77,049       223,125           69,383       230,791       308,601         34,832        49,439
 Automobile Physical Damage       1,397,118     3,572,259        1,108,801     3,860,576     1,082,960      3,135,312       860,730
 Automobile Liability            14,668,654    33,830,649       12,427,143    36,072,160    13,393,970     27,978,986     5,042,166
 Other                                    0             0                0             0         4,085          1,676             0
                                -------------------------      -----------   -----------   -----------    -----------    ----------

                                $16,882,430   $38,751,154      $14,185,086   $41,448,498   $15,338,972    $31,635,224    $6,343,455
                                -------------------------      -----------   -----------   -----------    -----------    ----------
 Fortune Life Insurance
 Individual Credit Life         $       369   $         0      $       230   $       139   $         0    $         0    $        0
 Ordinary Life                       53,978       134,193           71,697       116,474        16,983         18,192        92,255
 Accident and Health                      0             0                0             0             0              0             0
                                -------------------------      -----------   -----------   -----------    -----------    ----------
                                $    54,347   $   134,193      $    71,927   $   116,613   $    16,983    $    18,192    $   92,255
                                -------------------------      -----------   -----------   -----------    -----------    ----------
 Pegasus Insurance Company
 Homeowners                     $   818,032   $ 3,612,626      $ 1,869,292   $ 2,561,366   $   497,642    $ 1,282,636    $  840,600
 Business Owners Package                  0           487                0           487         3,408          1,162           287
 Other Liability                     16,384        42,828           14,817        44,395        65,676         51,034        12,254
                                -------------------------      -----------   -----------   -----------    -----------    ----------

                                $   834,416   $ 3,655,941      $ 1,884,109   $ 2,606,248   $   566,726    $ 1,334,832    $  853,141
                                -------------------------      -----------   -----------   -----------    -----------    ----------

 Eliminations                             0             0                0             0             0              0    (5,104,959)
                                -------------------------      -----------   -----------   -----------    -----------    ----------

 Consolidated Totals            $17,771,193   $42,541,288      $16,141,122   $44,171,359   $15,922,681    $32,988,248    $2,183,892
                                =========================      ===========   ===========   ===========    ===========    ==========

                                                                     Schedule IV
                  Mobile America Corporation and Subsidiaries
               Supplementary Insurance Information - Reinsurance
                  Years Ended December 31, 1997, 1996 and 1995

                                                                                                                    Percentage
                                                         Ceded to           Assumed                                 of Amount
                                    Gross                 Other           From Other                                 Assumed
                                   Amount               Companies          Companies           Net Amount             to Net
                                 -------------       --------------      -------------       ---------------       ------------
Year ended December 31, 1997
----------------------------

Life insurance in force          $  8,949,000          $    13,000           $     0            $ 8,936,000           $   0
                                 ============          ===========           =======            ===========           =====

Insurance premiums earned:
   Life insurance                $    117,293          $       680           $     0            $   116,613           $   0
   Property and Casualty           91,968,284           47,913,538                 0             44,054,746               0
                                 ------------          -----------           -------            -----------           -----
                                 $ 92,085,577          $47,914,218           $     0            $44,171,359           $   0
                                 ============          ===========           =======            ===========           =====

Year ended December 31, 1996
----------------------------

Life insurance in force          $  5,138,000          $    13,000           $     0            $ 5,125,000           $   0
                                 ============          ===========           =======            ===========           =====

Insurance premiums earned:
   Life insurance                $     35,464          $       468           $     0            $    34,996           $   0
   Property and Casualty           76,848,640           46,192,103                 0             30,656,537               0
                                 ------------          -----------           -------            -----------           -----
                                 $ 76,884,104          $46,192,571           $     0            $30,691,533           $   0
                                 ============          ===========           =======            ===========           =====

Year ended December 31, 1995
----------------------------

Life insurance in force          $  1,304,702          $    12,500           $     0            $ 1,292,202           $   0
                                 ============          ===========           =======            ===========           =====
Insurance premiums earned:
   Life insurance                $     14,661          $       468           $     0            $    14,193           $   0
   Property and Casualty          102,707,334           65,078,681                 0             37,628,653               0
                                 ------------          -----------           -------            -----------           -----
                                 $102,721,995          $65,079,149           $     0            $37,642,846           $   0
                                 ============          ===========           =======            ===========           =====

                                                                     Schedule VI
                  Mobile America Corporation and Subsidiaries
                      Supplemental Insurance Information
                    Consolidated Property-Casualty Entities
                  Years Ended December 31, 1997, 1996 and 1995

                     Reserves for    Discount
      Deferred       Unpaid Claims    if any,
       Policy          and Claim    deducted in                                  Net
     Acquisition      Adjustment     previous      Unearned       Earned      Investment
        Costs          Expenses       column       Premiums      Premiums       Income
-----------------------------------------------------------------------------------------
Year Ended December 31, 1997

          ($243,009)  $15,905,698            $0   $16,069,195   $44,054,746    $3,858,580


Year Ended December 31, 1996

           $191,839   $20,040,734            $0   $17,716,845   $30,656,536    $4,337,687


Year Ended December 31, 1995

        ($1,405,008)  $20,808,027            $0   $15,262,522   $37,628,653    $4,337,330


      Claim and Claim
    Adjustment Expenses                        Paid
    Incurred Related to      Amortization     Claims
      (1)          (2)       of Deferred    and Claim
    Current       Prior         Policy      Adjustment    Premium
     Year         Years         Costs        Expenses      Written
--------------------------------------------------------------------
Year Ended December 31, 1997

  $36,833,718  ($3,863,662)  ($7,196,596)  $37,105,090   $42,407,097

Year Ended December 31, 1996


  $27,317,000  ($3,491,118)  ($4,766,302)  $24,593,170   $33,110,861

Year Ended December 31, 1995


  $30,737,734     $188,772   ($8,498,476)  $29,221,765   $40,670,127


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

                                           MOBILE AMERICA CORPORATION
                                           --------------------------
                                                    Registrant


            March 27, 1998          By: /s/    Allan J. McCorkle
                                            -------------------------
                                               Allan J. McCorkle
                                                   President


            March 27, 1998          By: /s/      Thomas L. Stinson
                                            -------------------------
                                                 Thomas L. Stinson
                                            Senior Vice President and Chief
                                                 Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By /s/      Allan J. McCorkle                                                 Chairman of the Board,
-------------------------------------------------------                           and Director               March 27, 1998
              Allan J. McCorkle

By /s/  Thomas J. McCorkle                                                          Director
-------------------------------------------------------                                                      March 27, 1998
           Thomas J. McCorkle

By /s/        R. Lee Smith                                                          Director
-------------------------------------------------------                                                      March 27, 1998
                 R. Lee Smith

By /s/    Robert Thomas III                                                         Director
-------------------------------------------------------                                                      March 27, 1998
             Robert Thomas III

By /s/    Jack Horne Chambers                                                       Director
-------------------------------------------------------                                                      March 27, 1998
            Jack Horne Chambers

By /s/     John Michael Garrity                                                     Director
-------------------------------------------------------                                                      March 27, 1998
             John Michael Garrity

By /s/   Thomas Edwin Perry                                                         Director
-------------------------------------------------------                                                      March 27, 1998
            Thomas Edwin Perry

By /s/   Randal Lee Ringhaver                                                       Director                 March 27, 1998
-------------------------------------------------------
           Randal Lee Ringhaver