Form 10-Q
period 1998-03-31
MOBILE AMERICA CORP
filed 1998-05-14
CIK 67199

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For quarter ended March 31, 1998 Commission File No. 0-6764

                           Mobile America Corporation
             (Exact name of registrant as specified in its charter)


           Florida                                      59-1218935
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


10475 Fortune Parkway, Jacksonville, Florida                               32256
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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

  There were 7,167,680 shares of common stock, par value $.025 per share, outstanding as of the close of business on May 10, 1998.

                                     PART I



                           Mobile America Corporation

                                      INDEX



Financial Statements:                                                                   Page
         Part I

         Unaudited Consolidated Balance Sheets                                             1

         Unaudited Consolidated Statements of Operations                                   2

         Unaudited Consolidated Statements of Comprehensive Income                         3

         Unaudited Consolidated Statements of Cash Flows                                   4

         Unaudited Consolidated Statements of Changes in
           Stockholders' Equity                                                            5

         Notes to Financial Statements                                                   6-7

         Management's Discussion and Analysis
           of the Unaudited Consolidated Statements of Operations                       8-10

         Exhibit 11 - Computations of Earnings Per Share                                  12


         Part II

         Other Information, and Signatures                                                11

                   Mobile America Corporation and Subsidiaries
                      Unaudited Consolidated Balance Sheets
                      March 31, 1998 and December 31, 1997

                 Assets                              1998                 1997
---------------------------------------------------------------------------------
Investments:
   Securities held to maturity
     at amortized cost (fair value
     $42,592,426 and $43,511,416)               $ 42,341,020         $ 43,620,417
   Securities available for sale at fair
      value (amortized cost $27,174,292
      and $30,557,149)                            27,736,461           30,676,634


   Short-term investments                         16,155,910           16,940,962
                                                ---------------------------------


     Total investments                            86,233,391           91,238,013
                                                ---------------------------------

Cash                                               1,424,315            4,518,020

Receivables:
   Insurance premiums                              3,560,589            3,324,666
   Accrued investment income and other             1,205,954            1,181,450
   Reinsurance on paid losses                          3,335              100,486
   Reinsurance recoverable                        14,161,252           17,720,613
   Current Income taxes                               84,384              384,568
                                                ---------------------------------

      Total receivables                           19,015,514           22,711,783
                                                ---------------------------------

Deferred income tax                                1,404,924            1,581,487

Prepaid reinsurance premiums                      18,238,335           16,752,315

Deferred policy acquisition costs                 (2,576,484)          (2,047,989)

Property and Equipment:
   Land, at cost                                     524,043              524,043

   Equipment and leasehold improvements
      at cost less accumulated
      depreciation and amortization of
      $2,269,932 and $2,219,088                    1,217,296            1,029,640
                                                ---------------------------------

      Total property and equipment:                1,741,339            1,553,683
                                                ---------------------------------

Equity in Pools and Associations                     996,160              996,160
Other Assets                                         725,746              938,666
                                                ---------------------------------

                                                $127,203,240         $138,242,138
                                                =================================

    Liabilities and Stockholders' Equity                     1998                 1997
------------------------------------------------------------------------------------------
Insurance loss reserves, including
   future policy benefits                                $ 25,562,888         $ 33,643,295
Unearned premium                                           33,491,445           32,893,437
Reinsurance funds withheld and
   balances payable                                         3,945,049            7,001,015
Accrued expenses and other liabilities                     13,010,589           12,409,880
Deferred income tax on net unrealized gains on
   securities available for sale                              191,138               40,625
Unearned service fee                                          767,409              568,215
Note payable                                               11,400,000           12,000,000
                                                         ---------------------------------

        Total liabilities                                  88,368,518           98,556,467
                                                         ---------------------------------

Stockholders' equity:
Common stock, $.025 par value per share
   Authorized - 18,000,000 shares
   Issued - 7,644,414 shares and 7,644,414 shares             191,110              191,110

Preferred stock, $.10 par value per share
   Authorized - 500,000 shares
   Issued and outstanding - none                                    0                    0

Capital in excess of par value                              4,348,842            4,348,842

Accumulated other comprehensive income:
Net unrealized appreciation on securities
   available for sale net of deferred
   income taxes of $191,138 and $40,625                       371,032               78,861

Treasury Stock at cost, 476,734 and
   476,580 shares                                          (1,231,517)          (1,229,403)

Retained Earnings                                          35,155,255           36,296,261
                                                         ---------------------------------

Total stockholders' equity                                 38,834,722           39,685,671
                                                         ---------------------------------

                                                         $127,203,240         $138,242,138
                                                         =================================


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Operations
                       Quarters Ended March 31, 1998 and 1997

                                                           1998                1997
                                                       -------------------------------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $11,154,669
      $12,452,172                                      $10,424,576         $11,427,003
   Service fees earned                                   2,451,808           2,283,061
   Investment income                                     1,232,723           1,519,520
   Other                                                     3,460               4,540
   Net realized gains (losses) on investments              (23,924)             15,496
                                                       -------------------------------

         Total revenues                                 14,088,643          15,249,620
                                                       -------------------------------


Expenses:
   Losses and loss adjustmnet expenses,  net of
      reinsurance recoveries of $9,574,695
      $9,380,374                                         6,221,541           8,621,388
   Policy acquisition costs                              1,278,993           1,090,490
   Salaries and wages                                    2,283,884           2,083,021
   General and administrative                            2,079,883             981,862
   Interest on note                                        241,002             250,094
                                                       -------------------------------

         Total expenses                                 12,105,303          13,026,855
                                                       -------------------------------


Income before provision for income taxes                 1,983,340           2,222,765
                                                       -------------------------------

Provision and (benefit) for income taxes:
   Current                                                 460,863             684,342
   Deferred                                                176,563             (28,269)
                                                       -------------------------------

         Total provision for income taxes                  637,426             656,073
                                                       -------------------------------

Net income                                             $ 1,345,914         $ 1,566,692
                                                       ===============================

Basic and diluted earnings per share:
Net income                                             $      0.19         $      0.22
                                                       ===============================

Weighted average number of shares of common
   stock outstanding                                     7,167,755           7,184,058
                                                       ===============================

Dividends per share                                    $      0.35         $      0.35
                                                       ===============================


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                  Unaudited Statements of Comprehensive Income
                   Three months Ended March 31, 1998 and 1997


                                                            1998               1997
                                                         ----------         ----------
Net Income                                               $1,345,914         $1,566,692
                                                         ----------         ----------

Other comprehensive income:

Unrealized gains on securities:
        Unrealized holding gains (losses) arising
        during period net of taxes $150,512
         and $(103,397)                                     270,057           (206,232)
Less: reclassification adjustment for
          losses included in net income                     (22,114)           (30,851)
                                                         ----------         ----------

Other comprehensive income                                  292,171           (237,083)
                                                         ----------         ----------

Comprehensive Income                                     $1,638,085         $1,329,609
                                                         ==========         ==========


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                     Quarters Ended March 31, 1998 and 1997

                                                             1998                1997
                                                         -------------------------------
Cash Flows from Operating Activities:
   Net Income                                            $ 1,345,914         $ 1,566,692
 Adjustments to reconcile net income to
 net cash provided by operating activities:
    Provision for depreciation                                50,824              35,434
    Loss (gain) on sale of investments                        23,924             (15,496)
Change in assets and liabilities:
    Insurance premiums receivable                           (235,923)            564,856
    Accrued investment income                                (24,504)            (74,119)
    Deferred policy acquisition costs                        528,495            (165,181)
    Prepaid expenses and other assets                        212,920             138,944
    Insurance loss reserves                               (8,080,407)         (7,657,476)
    Unearned premium                                         598,008             366,904
    Reinsurance funds held and balances payable           (3,055,966)         (5,410,548)
    Accrued expenses                                         600,709           1,474,905
    Current income taxes                                     300,184             592,691
    Deferred income taxes                                    176,563             (28,269)
    Prepaid reinsurance preiums                           (1,486,020)            171,607
    Reinsurance receivable                                 3,656,512           5,515,728
    Unearned service fees                                    199,194            (212,612)
                                                         -------------------------------
                   Net cash used in
                      operating activities                (5,189,573)         (3,135,940)
                                                         -------------------------------

Cash Flows from Investing Activities:
   Net change in short term investments                      785,053           8,714,988
   Purchase of investments                                (3,106,397)         (4,874,297)
   Proceeds from sale and maturity of investments          7,744,726           5,061,625
   Purchase of property and equipment                       (238,480)           (126,760)
                                                         -------------------------------
                   Net cash used in
                       investing activities                5,184,902           8,775,556
                                                         -------------------------------

Cash Flows from Financing Activities:
   Purchase of Treasury Stock                                 (2,114)           (230,210)
   Dividends paid to stockholders                         (2,486,920)         (2,474,416)
   Principal Payment, note payable                          (600,000)                  0
                                                         -------------------------------
                   Net cash provided by (used in)
                        financing activities              (3,089,034)         (2,704,626)
                                                         -------------------------------
Net increase (decrease) in cash                           (3,093,705)          2,934,990

Cash, beginning of period                                  4,518,020           1,802,644
                                                         -------------------------------

Cash, end of period                                      $ 1,424,315         $ 4,737,634
                                                         ===============================

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                     Quarters Ended March 31, 1998 and 1997


                                                            1998                 1997
                                                       ---------------------------------
Common Stock:
              No change during period                  $    191,110         $    168,010
                                                       ---------------------------------

Preferred Stock
              No change during period                             0                    0
                                                       ---------------------------------

Capital in excess of par value:
              No change during period                     4,348,842            2,729,588
                                                       ---------------------------------

Accumulated other comprehensive income:
Net unrealized appreciation on securities
 available for sale:
             Balance at beginning of period                  78,861              200,712
             Increase (decrease)                            442,683             (340,460)
             Deferred taxes on unrealized gains            (150,512)             103,397
                                                       ---------------------------------

             Balance at end of period                       371,032              (36,351)
                                                       ---------------------------------


Treasury Stock:
             Balance at beginning of period              (1,229,403)            (510,122)
             Purchases of 154
              and 18,724 shares                              (2,114)            (230,210)
                                                       ---------------------------------

             Balance at end of period                    (1,231,517)            (740,332)
                                                       ---------------------------------


Retained earnings:
             Balance at beginning of period              36,296,261           33,588,833
             Net income                                   1,345,914            1,566,692
             Cash dividends $.35 and $.35
                 per share                               (2,486,920)          (2,474,416)
                                                       ---------------------------------

             Balance at end of period                    35,155,255           32,681,109
                                                       ---------------------------------


Total stockholders' equity at end of period            $ 38,834,722         $ 34,802,024
                                                       =================================


See notes to consolidated financial statements.

                  Mobile America Corporations and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at March 31, 1998 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Mobile America Corporation 1997 10-K.

Certain amounts in prior years' financial statements have been reclassified to conform to the 1998 presentation.


Note 2. Stock Dividend

Effective June 23, 1997, the Registrant issued a 15% stock dividend on its common stock. Under this plan 924,018 shares were issued at a market value of $10.75. All prior share and per share amounts have been restated to reflect the stock dividend.

Note 3. Earnings Per Share

Basic earning per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of options using the treasury stock method.

                  Mobile America Corporations and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per share (continued)

                                                  March 31,1998     March 31,1997
                                                  -------------     -------------
Numerator:
Income available to common shareholders             $1,345,914        $1,566,692
                                                    ==========        ==========

Denominator:
  Basic earnings per share
  weighted average shares                            7,167,755         7,184,058

Effect of dilution:
  Employee stock options                                67,823            25,875
                                                    ----------        ----------

Diluted earnings per share adjusted weighted
average shares and assumed conversions               7,235,578         7,209,933
                                                    ==========        ==========

Basic earnings per share                            $     0.19        $     0.22
                                                    ==========        ==========

Diluted earnings per share                          $     0.19        $     0.22
                                                    ==========        ==========

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Operations

Net income decreased 14.1% in the first quarter of 1998 to $1,345,914 compared to $1,566,692 reported in 1997 primarily due to windstorm losses incurred in the South Florida and Orlando areas, lower earned premium, lower investment income and higher operating expenses offset by higher earned service fees and lower incurred loss and loss adjustment expenses.

Total consolidated revenues decreased 7.6% from $15,249,620 in 1997 to $14,088,643 in 1998. This change resulted from a decrease in insurance premiums earned, due to a 25% increase in the reinsurance cession and a decrease in the private passenger automobile personal injury protection/property damage earned premium which was partially offset by an increase in property earned premium produced through the Registrant's surplus lines subsidiary, and lower investment income offset by an increase in service fees earned.

Direct written premium in the Registrant's automobile lines decreased 8.8% in 1998 to $20,642,344 reflecting a decrease in market share as a result of rate increases instituted in December 1996 and increased competition in the market place. The Registrant believes premium volume may increase if competitors adjust their premium rates to offset the impact of adverse loss experience. The Registrant has taken steps, with a March 1998 rate revision, to exploit pockets of opportunity resulting in the establishment of new territories, more competitive rates and a revised commission structure.

Property insurance direct written premium produced through the Registrant's surplus lines insurance subsidiary increased 29.4% to $956,552 in the first quarter. The Registrant plans to remain active in this market.

Service fees earned increased 7.4% in 1998 to $2,451,808 compared to $2,283,061 reported in 1997. This increase is the result of higher fee-for-service revenue from new and extended service contracts. In the fourth quarter of 1997, the Registrant was awarded a three year servicing contract by the Florida Automobile Joint Underwriting Association, effective January 1, 1998. Also, the Florida Residential Property Casualty Joint Underwriting Association extended a major servicing contract through March 1999. While it is impossible to predict with certainty, service fees generated pursuant to these contracts could be as much as $14,000,000.

Investment income decreased 18.9% in the first quarter of 1998 due to a lower level of invested assets and lower interest rates resulting from the utilization of cash to meet the maturation of prior year loss costs.

Total consolidated expenses decreased 7.1% from $13,026,855 during the first quarter of 1997 to $12,105,303 during 1998.

Loss and loss adjustment expenses incurred declined 27.8% during 1998 over 1997 with a 19.3% improvement in the minimum limits automobile personal injury protection/property damage line of business. Loss and loss adjustment expenses incurred as a percentage of earned premium was 59.7% in 1998 compared to 75.4% in 1997. In it's efforts to reduce loss and loss adjustment expenses incurred, as it relates to earned premium, the Registrant initiated a significant rate increase in the minimum limits personal injury protection line of business in the fourth quarters of 1995 and 1996. The Registrant introduced a new rate increase in March 1998.

Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, which are estimates of the amounts necessary to settle reported and unreported claims and their related loss adjustment expenses, there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant. The Registrant believes its current reserves are adequate

The loss and loss adjustment expense experienced on the business which the Registrant originates and cedes to its reinsurers may also adversely affect the Registrant's profitability in the future. The Registrant increased the ceding percentage to 75% from 60% on certain lines effective January 1, 1998. This was done to take advantage of reduced reinsurance costs and more favorable terms. If the Registrant's ratio of loss and loss adjustment expenses to earned premium deteriorates, it is likely that over time the Registrant's cost of reinsurance would increase, and it is possible that at some future point the Registrant could not obtain reinsurance on economically viable terms.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997


1998 Compared to 1997  (continued)

Policy acquisition costs increased 17.3% during 1998 due principally to lower ceding reinsurance commission limits. Salary and wages increased 9.6% due to the hiring of a number of key personnel during the later half of 1997 to help manage the Company into the next century. This included a senior vice president of claims, a vice president of information systems and a vice president of human resources. General and administrative expenses increased 112% primarily due to a $539,000 allocation of overhead costs to loss expense costs in the first quarter of 1997, one time cost associated with the relocation of executives and professional fees associated with the Registrant's computer system enhancements.

Financial Position, Liquidity and Capital Resources

Net cash flow from operations was negative in 1998 as loss and loss adjustment expense payments and consolidated operating expense payments exceeded premiums, fees and investment revenues. Such negative cash flow resulted in part from accelerating loss payments in the minimum limits automobile personal injury protection line of business. The Registrant believes this practice will improve overall loss and loss expense experience by reducing ultimate loss settlement costs and litigation expenses. The Registrant's practice of maintaining a highly liquid investment portfolio allowed the Registrant to meet cash demands with no adverse impact on operating performance. Management is optimistic that cash flow will improve as rate increases take affect and the settlement of losses returns to a more normal pattern.

In 1998, the Registrant began making principal payments on the $12,000,000 note payable. Payments of $600,000 plus accrued interest are due quarterly with the entire unpaid balance due October 2002.

The Registrant is in the process of purchasing a new computer system to meet the year 2000 transition and provide support for a growing business. Management has budgeted $1.4 million for this project. The new computer system will allow the Registrant to process more business in-house thereby eliminating the costs of using certain third party providers as well as providing cost saving opportunities on the Registrant's core business.

In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue could have a material adverse impact on the Registrant's business, operations or financial condition in the future. However, with the number of options available in the form of software solutions, the Year 2000 issue should not pose a significant problem to the Registrant. The Registrant plans to have its year 2000 solution in place by mid year 1998.

The Registrant paid an annual dividend of $.35 per share on February 3, 1998 to shareholders of record on January 20, 1998. The dividend payment totaled $2,486,920.

The Registrant maintains sufficient liquidity to meet operational needs. Cash dividend, capital expenditure and operating requirements will be provided by operations and investment activities. The investment policy continues to emphasize higher quality securities matched closely with the short liability duration.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are deemed by the Registrant to be covered by and to qualify for safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Investors and prospective investors are referred to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1997 for a more detailed discussion of the factors that could cause actual results to differ. These forward-looking statements relate to, among other things, (a) the expected benefits from (i) the award of a three year servicing contract by the Florida Automobile Joint Underwriting Association, and (ii) the extension of a service contract by the Florida Residential Property and Casualty Joint Underwriting Association,

       Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997


1998 Compared to 1997 (continued)

and (b) the improvement of cash flow as a result of rate increases and a return to a more normal pattern of loss settlements. Such statements reflect the current views of the Registrant and are subject to certain risks and uncertainties that include, but are not limited to, obtaining policy volume service levels under the Joint Underwriting Association service contracts, continued market acceptance of premium rate increases in the automobile minimum limits personal injury protection line of business and adequacy of loss reserves. The Registrant disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     Part II

                                Other Information

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.

                  27.  Financial Data Schedule

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended March 31, 1998.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    MOBILE AMERICA CORPORATION
                                                    Registrant


May 14, 1998                        By /s/ Thomas L. Stinson
------------                           ------------------------------
   Date                                       Thomas L. Stinson
                                          Senior Vice President and
                                           Chief Financial Officer