Form 10-Q
period 1998-06-30
MOBILE AMERICA CORP
filed 1998-08-14
CIK 67199

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

           For Quarter Ended June 30, 1998      Commission File No. 0-6764

                           Mobile America Corporation
             ------------------------------------------------------
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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 7,167,542 shares of common stock, par value $.025 per share, outstanding as of the close of business on August 7, 1998.

                                     PART I

                           Mobile America Corporation

                                      INDEX


Financial Statements:                                                           Page

         Part I

         Unaudited Consolidated Balance Sheets                                             1

         Unaudited Consolidated Statements of Operations                                   2

         Unaudited Consolidated Statements of Comprehensive Income                         3

         Unaudited Consolidated Statements of Cash Flows                                   4

         Unaudited Consolidated Statements of Changes in
           Stockholders' Equity                                                            5

         Notes to Financial Statements                                                    6-7

         Management's Discussion and Analysis
           of the Unaudited Consolidated Statements of Operations                         8-10

         Exhibit 11 - Computations of Earnings Per Share                                   12


         Part II

         Other Information, and Signatures                                                 11

                   Mobile America Corporation and Subsidiaries
                      Unaudited Consolidated Balance Sheets
                       June 30, 1998 and December 31, 1997

                 Assets                                  1998          1997
--------------------------------------------------------------------------------
Investments:
   Securities held to maturity
     at amortized cost (fair value
     $37,605,051 and $43,511,416)                     $ 37,288,250  $ 43,620,417
   Securities available for sale at fair value
     (amortized cost $29,746,937
      and $30,557,149)                                  30,244,688    30,676,634


   Short-term investments                               13,103,434    16,940,962
                                                      --------------------------


     Total investments                                  80,636,372    91,238,013
                                                      --------------------------

Cash                                                       811,970     4,518,020

Receivables:
   Insurance premiums                                    4,016,395     3,324,666
   Accrued investment income                             1,063,540     1,181,450
   Reinsurance on paid losses                              157,748       100,486
   Reinsurance Recoverable                              13,708,956    17,720,613
   Current income taxes                                     68,398       384,568
                                                      --------------------------


      Total receivables                                 19,015,037    22,711,783
                                                      --------------------------


Deferred income tax                                      1,213,594     1,581,487


Prepaid reinsurance premiums                            18,374,770    16,752,315

Deferred policy acquisition costs                      (3,045,804)   (2,047,989)

Property and Equipment:
   Land, at cost                                           524,043       524,043

   Equipment and leasehold improvements at cost less
      accumulated depreciation and amortization of
      $2,321,631 and $2,219,088                          1,581,846     1,029,640
                                                      --------------------------

      Total property and equipment                       2,105,889     1,553,683
                                                      --------------------------


Equity in pools and associations                           996,160       996,160
Other assets                                               702,604       938,666
                                                      --------------------------

                                                      $120,810,592  $138,242,138
                                                      ==========================

     Liabilities and Stockholders' Equity                1998          1997
--------------------------------------------------------------------------------
Insurance loss reserves, including
   future policy benefits                              $24,094,485   $33,643,295
Unearned premium                                        31,476,478    32,893,437
Reinsurance funds withheld and
   balances payable                                      3,325,195     7,001,015

Accrued expenses and other liabilities                  10,569,908    12,409,880
Deferred income tax on net unrealized gains on
   securities available for sale                           169,235        40,625
Unearned service fee                                       579,490       568,215

Note payable                                            10,800,000    12,000,000
                                                      --------------------------



        Total liabilities                               81,014,791    98,556,467
                                                      --------------------------


Stockholders' equity:
Common stock, $.025 par value per share
   Authorized - 18,000,000 shares
   Issued - 7,644,414 shares and 7,644,414 shares          191,110       191,110


Preferred stock, $.10 par value per share
   Authorized - 500,000 shares
   Issued and outstanding - none                                 0             0

Capital in excess of par value                           4,348,842     4,348,842


Accumulated other comprehensive income:
Net unrealized appreciation on securities
   available for sale net of deferred
   income taxes of $169,235 and $40,625                    328,516        78,861


Treasury stock at cost, 476,872 and
   476,580 shares                                      (1,233,069)   (1,229,403)



Retained earnings                                       36,160,402    36,296,261
                                                      --------------------------

Total stockholders' equity                              39,795,801    39,685,671
                                                      --------------------------

                                                      $120,810,592  $138,242,138
                                                      ==========================

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Operations
 Quarters ended June 30, 1998 and 1997, Six Months Ended June 30, 1998 and 1997

                                                      Quarters Ended June 30          Six Months Ended June 30
                                                       1998            1997              1998           1997
                                                    ----------------------------    ----------------------------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $11,171,372, $12,306,563,
      $22,326,041 and $24,758,735                   $  9,072,620    $ 11,125,519    $ 19,497,196    $ 22,552,522
   Service fees earned                                 2,152,962       2,638,161       4,604,770       4,921,222
   Investment income                                   1,116,436       1,442,349       2,349,159       2,961,869
   Other                                                  30,280           9,254          33,740          13,794
   Net realized gains(losses) on investments              (6,375)          7,013         (30,299)         22,509
                                                    ----------------------------    ----------------------------

         Total revenues                               12,365,923      15,222,296      26,454,566      30,471,916
                                                    ----------------------------    ----------------------------


Expenses:
   Losses and loss adjustment expenses,  net of
      reinsurance recoveries of $8,576,121,
      $10,449,037, $18,150,816 and $19,829,411         6,546,835       8,184,631      12,768,376      16,806,019
   Policy acquisition costs                              742,983          82,031       2,021,976       1,172,521
   Salaries and wages                                  1,824,270       1,709,520       4,108,154       3,792,541
   General and administrative expenses                 1,650,927       1,921,162       3,730,810       2,903,024
   Interest on note                                      229,432         258,448         470,434         508,542
                                                    ----------------------------    ----------------------------

         Total expenses                               10,994,447      12,155,792      23,099,750      25,182,647
                                                    ----------------------------    ----------------------------


Income before provision for income taxes               1,371,476       3,066,504       3,354,816       5,289,269
                                                    ----------------------------    ----------------------------

Provision and (benefit) for income taxes:
   Current                                               169,291       1,034,729         630,154       1,719,071
   Deferred                                              191,330         (53,914)        367,893         (82,183)
                                                    ----------------------------    ----------------------------

         Total provision for income taxes                360,621         980,815         998,047       1,636,888
                                                    ----------------------------    ----------------------------


Net income                                          $  1,010,855    $  2,085,689    $  2,356,769    $  3,652,381
                                                    ============================    ============================

Basic and diluted earnings per share:
Net income                                          $       0.14    $       0.29    $       0.33    $       0.51
                                                    ============================    ============================


Weighted average number of common
stock outstanding                                      7,167,584       7,148,697       7,167,670       7,160,303
                                                    ============================    ============================

Dividends per share                                 $       0.00    $       0.00    $       0.35    $       0.35
                                                    ============================    ============================


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                  Unaudited Statements of Comprehensive Income
 Quarters Ended June 30,1998 and 1997 and Six Months Ended June 30,1998 and 1997


                                                      Quarters Ended June 30     Six Months Ended June 30
                                                    --------------------------   -------------------------
                                                        1998           1997          1998          1997
                                                        ----           ----          ----          ----
Net income                                          $ 1,010,855    $ 2,085,689   $ 2,356,769   $ 3,652,381
                                                    -----------    -----------   -----------   -----------

Other comprehensive income:

Unrealized gains on securities:
        Unrealized holding gains (losses) arising
        during period net of taxes $(21,903),
         $147,608, $128,610 and $44,211                 (24,775)       319,365       245,281        81,483
Less: reclassification adjustment for gains/
          losses included in net income                 (17,741)         3,520         4,373         4,339
                                                    -----------    -----------   -----------   -----------

Other comprehensive income                              (42,516)       322,885       249,654        85,822
                                                    -----------    -----------   -----------   -----------

Comprehensive income                                $   968,339    $ 2,408,574   $ 2,606,423   $ 3,738,203
                                                    ===========    ===========   ===========   ===========


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 1998 and 1997

                                                        1998            1997
                                                    ----------------------------
Cash Flows from Operating Activities:
   Net income                                       $  2,356,769    $  3,652,381
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Provision for depreciation                          102,543          72,699
     Loss (gain) on sale of investments                   30,299         (22,509)
Change in assets and liabilities:
     Insurance premiums receivable                      (691,729)       (312,014)
     Accrued investment income                           117,910         145,050
     Deferred policy acquisition costs                   997,815        (403,747)
     Prepaid expenses and other assets                   236,062         146,746
     Insurance loss reserves                          (9,548,810)     (8,824,534)
     Unearned premium                                 (1,416,959)        271,554
     Reinsurance funds held and balances payable      (3,675,820)     (6,566,573)
     Accrued expenses and other liabilities           (1,839,972)       (256,028)
     Current income taxes                                316,170         129,931
     Deferred income taxes                               367,893         (82,183)
     Prepaid reinsurance premiums                     (1,622,455)        552,427
     Reinsurance recoverable                           3,954,395       6,361,744
     Unearned service fees                                11,275        (376,382)
                                                    ----------------------------
                   Net cash used in
                        operating activities         (10,304,614)     (5,511,438)
                                                    ----------------------------

Cash Flows from Investing Activities:
   Net change in short term investments                3,837,528       9,681,258
   Purchase of investments                            (6,474,912)     (6,601,407)
   Proceeds from sale and maturity of investments     13,586,992       9,113,141
   Purchase of property and equipment                   (654,749)       (169,264)
                                                    ----------------------------
                   Net cash provided by investing
                        activities                    10,294,859      12,023,728
                                                    ----------------------------

Cash Flows from Financing Activities:
   Purchase of Treasury stock                             (3,666)       (384,785)
   Dividends paid to stockholders                     (2,492,629)     (2,475,079)
   Principal Payment, note payable                    (1,200,000)              0
                                                    ----------------------------
                   Net cash used in
                        financing activities          (3,696,295)     (2,859,864)
                                                    ----------------------------

Net change in cash                                    (3,706,050)      3,652,426

Cash, beginning of period                              4,518,020       1,802,644
                                                    ----------------------------

Cash, end of period                                 $    811,970    $  5,455,070
                                                    ============================


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 1998 and 1997

                                                      1998            1997
                                                  ----------------------------
Common Stock:
              Balance at beginning of period      $    191,110    $    168,010
              Stock dividend                                 0          23,100
                                                  ----------------------------

              Balance at end of period                 191,110         191,110
                                                  ----------------------------

Preferred Stock:
              No Change during period                        0               0
                                                  ----------------------------

Capital in excess of par value:
              Balance at beginning of period         4,348,842       2,729,588
              Stock dividend                                 0         970,219
                                                  ----------------------------

              Balance at end of period               4,348,842       3,699,807
                                                  ----------------------------

Accumulated other comprehensive income:
Net unrealized appreciation on securities
 available for sale:
             Balance at beginning of period             78,861         200,712
             Increase (decrease)                       378,265         130,033
             Deferred taxes on unrealized gains       (128,610)        (44,211)
                                                  ----------------------------

             Balance at end of period                  328,516         286,534
                                                  ----------------------------

Treasury Stock:
             Balance at beginning of period         (1,229,403)       (510,122)
             Purchases of 292
              and 31,724 shares                         (3,666)       (384,785)
                                                  ----------------------------

             Balance at end of period               (1,233,069)       (894,907)
                                                  ----------------------------

Retained earnings:
             Balance at beginning of period         36,296,261      33,588,833
             Net income                              2,356,770       3,652,380
             Stock Dividend                                           (993,952)
             Cash dividends $.35 and $.35
                 per share                          (2,492,629)     (2,474,416)
                                                  ----------------------------

             Balance at end of period               36,160,402      33,772,845
                                                  ----------------------------


Total stockholders' equity at end of period       $ 39,795,801    $ 37,055,389
                                                  ============================


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at June 30, 1998 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Mobile America Corporation 1997 10-K.

Certain amounts in prior years' financial statements have been reclassified to conform to the 1998 presentation.


Note 2. Stock Dividend

Effective June 23, 1997, the Registrant issued a 15% stock dividend on its common stock. Under this plan 924,018 shares were issued at a market value of $10.75. All prior share and per share amounts have been restated to reflect the stock dividend.

Note 3. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of options using the treasury stock method.

                  Mobile America Corporations and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 3. Earnings per share (continued)

                                               Quarters Ended June 30    Six Months Ended June 30
                                               ----------------------    ------------------------
                                                  1998         1997         1998         1997
                                                  ----         ----         ----         ----
Numerator:
Income available to common shareholders        $1,010,855   $2,085,689   $2,356,769   $3,652,381
                                               ==========   ==========   ==========   ==========

Denominator:
  Basic earnings per share
  weighted average shares                       7,167,584    7,148,697    7,167,670    7,160,303

Effect of dilution:
  Employee stock options                           33,729       20,616       50,971       23,477
                                               ----------   ----------   ----------   ----------


Diluted earnings per share adjusted weighted
average shares and assumed conversions          7,201,313    7,169,313    7,218,641    7,183,780
                                               ==========   ==========   ==========   ==========

Basic earnings per share                       $     0.14   $     0.29   $     0.33   $     0.51
                                               ==========   ==========   ==========   ==========

Diluted earnings per share                     $     0.14   $     0.29   $     0.33   $     0.51
                                               ==========   ==========   ==========   ==========

            Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Operations

Net income decreased 35.5% to $2,356,769 during the first six months of 1998 primarily due to lower earned premiums, net of reinsurance ceded, service fees, investment income and higher operating expenses, offset by lower incurred losses and loss adjustment expenses.

Total consolidated revenues decreased 13.2% to $26,454,566 during 1998 from $30,471,916 reported during the first six months of 1997. Insurance premiums earned decreased 13.6% due to a 25% increase in the reinsurance cession, which was done to take advantage of reduced reinsurance costs and more favorable terms (earned premiums would have decreased 8.2% on a comparable basis) and a 13.3% decrease in direct private passenger automobile personal injury protection/property damage earned premium offset by a 52.2% increase in property insurance earned premium produced through the Registrant's surplus lines insurance subsidiary.

Direct written premium in the Registrant's automobile lines decreased 15.4% to $37,383,000 during the first six months of 1998 reflecting a decrease in market share the result of rate increases and increased competition in the market place. The Registrant believes premium volume may increase if competitors adjust their premium rates to offset the impact of adverse loss experience. The Registrant has taken steps, with a March 1998 rate revision, to exploit pockets of opportunity resulting in the establishment of new territories, more competitive rates and a revised commission structure.

Property insurance direct written premium produced through the Registrant's surplus lines insurance subsidiary remained steady at $2,000,000 during the first six months of 1998.

Service fees earned decreased 6.4% during 1998 primarily due to reduced managing general agency fee revenue associated with a 15.4% decline in private passenger automobile insurance business which was partially offset by higher fee-for-service revenue from new and extended third party service contracts. During the first six months of 1998 third party service fee revenue increased 17.2% to $1,606,000. The Registrant continues to service business for the Florida Automobile Joint Underwriting Association under a three year contract awarded on January 1, 1998 and for the Florida Residential Property and Casualty Joint Underwriting Association under an extended servicing contract which runs through March 1999.

Investment income decreased 20.7% to $2,349,159 during the first half of 1998 the result of a lower level of invested assets and lower interest rates resulting from the utilization of cash to meet claim payment and operating requirements.

Consolidated expenses decreased 8.3% to $23,099,750 during the first six months of 1998 from $25,182,647 reported during the comparable period of 1997 primarily due to improved loss and loss adjustment expense experience offset by higher acquisition costs, salaries and general operating expenses.

Loss and loss adjustment expenses incurred declined 24.0% during 1998 over 1997 with a 17.2% improvement in the minimum limits automobile personal injury protection/property damage line of business. Loss and loss adjustment expenses incurred as a percentage of earned premium was 65.5% in 1998 compared to 74.5% in 1997. In it's efforts to reduce loss and loss adjustment expenses incurred, as it relates to earned premium, the Registrant initiated a significant rate increase in the minimum limits personal injury protection line of business in the fourth quarters of 1995 and 1996 and the first quarter of 1998.

Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, which are estimates of the amounts necessary to settle reported and unreported claims and their related loss adjustment expenses, there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant. The Registrant believes its current reserves are adequate.

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

1998 Compared to 1997 (continued)

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

Policy acquisition costs increased 72.4% during 1998 due principally to ceding reinsurance commission credits and certain expense recoveries recognized in the second quarter of 1997. Salary and wages increased 8.3% due to the hiring of a number of key personnel during the later half of 1997 to help manage the organization into the next century. This included a senior vice president of claims, a vice president of information systems and a vice president of human resources. General and administrative expenses increased 28.5% primarily due to one time costs associated with the relocation of executives and professional fees associated with the Registrant's computer system enhancements.

Financial Position, Liquidity and Capital Resources

Net cash flow from operations was negative in 1998 as loss and loss adjustment expense payments and consolidated operating expense payments exceeded premiums, fees and investment revenues. Such negative cash flow resulted in part from accelerating loss payments in the minimum limits automobile personal injury protection line of business. The Registrant believes this practice will improve overall loss and loss expense experience by reducing ultimate loss settlement costs and litigation expenses. The Registrant's practice of maintaining a highly liquid investment portfolio allowed the Registrant to meet cash demands. Management is optimistic that cash flow will improve as rate increases take affect and the settlement of losses returns to a more normal pattern.

In 1998, the Registrant began making principal payments on the $12,000,000 note payable. Payments of $600,000 plus accrued interest are due quarterly with the entire unpaid balance due October 2002.

The Registrant has purchased a new computer system to meet the year 2000 transition and provide support for a growing business. In June, the Registrant began processing private passenger automobile business on the new system and is in the process of bringing online its commercial automobile and property lines of business. Management budgeted $1.4 million for this project. The new computer system will allow the Registrant to process more business in-house thereby eliminating the costs of using certain third party providers as well as providing cost saving opportunities on the Registrant's core business.

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

The Registrant paid an annual dividend of $.35 per share on February 3, 1998 to shareholders of record on January 20, 1998. The dividend payment totaled $2,492,629.

The Registrant maintains sufficient liquidity to meet operational needs. Cash dividend, capital expenditure and operating requirements will be provided by operations and investment activities. The investment policy continues to emphasize higher quality securities matched closely with the short liability duration.

           Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                 Second Quarter Ended June 30, 1998 Compared to
                       Second Quarter Ended June 30, 1997

Operations

Net income declined 51.6% to $1,010,855 on revenues of $12,365,923 during the second quarter of 1998, compared to $2,085,689 on revenues of $15,222,296 in 1997. The same factors discussed in the year-to-date comparison were responsible for the quarter-to-quarter earnings decline.

Insurance premiums earned decreased 18.5% to $9,072,620 in 1998 from $11,125,519 reported in 1997 due to increased reinsurance participation and lower earnings in the private passenger automobile line of business partially offset by continued improvement in the surplus lines property business. Service fee revenue declined 18.4% in the quarter primarily due to lower agency fee revenue associated with the private passenger automobile business. Investment income was down 22.6% on lower invested assets as cash is used to meet claim payments and operating needs.

Consolidated expenses declined 9.6% to $10,994,447 in 1998 compared to $12,155,792 reported during the second quarter of 1997.

Loss and loss adjustment expenses declined 20.0% due to improvement in the private passenger automobile line of business. Policy acquisition costs increased significantly in the second quarter of 1998 due to certain reinsurance credits and cost adjustments reported in the second quarter of 1997. Salary and wages increased 6.7% due to additional salary of key executives hired in the third quarter of 1997. General and administrative expenses decreased 14.1% as expenditures assumed a more normal and consistent pattern during the second quarter.


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

                                     Part II

                                OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of stockholders held on May 28, 1998, the following members were elected to the Board of Directors:

                Allan J. McCorkle                    Thomas J. McCorkle
                R. Lee Smith                         Robert Thomas III
                Jack Horne Chambers                  John Michael Garrity
                Thomas Edwin Perry                   Randal L. Ringhaver

Approval was granted to increase the number of shares authorized for issuance under the Mobile America Corporation Incentive Plan by 200,000 to a total of 500,000 shares and to grant a one time option award of up to 75,000 shares for recruitment purposes.

Item 6. Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.
                  27.  Financial Data Schedule (for SEC use only).

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended June 30, 1998.







                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.



                                        MOBILE AMERICA CORPORATION
                                        --------------------------
                                        Registrant


August 13, 1998                         By /s/ Thomas L. Stinson
---------------                         --------------------------
   Date                                        Thomas L. Stinson
                                        Senior Vice President and
                                         Chief Financial Officer