Form 10-Q
period 1998-09-30
MOBILE AMERICA CORP
filed 1998-11-16
CIK 67199

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

         For Quarter Ended September 30, 1998 Commission File No. 0-6764

                           Mobile America Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 Florida                                 59-1218935
      -------------------------------      -----------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)


      10475 Fortune Parkway, Jacksonville, Florida                       32256
      ------------------------------------------------------------------------
      (Address of principal executive offices)                       (Zip Code)

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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         There were 7,167,542 shares of common stock, par value $.025 per share, outstanding as of the close of business on November 10, 1998.

                                     PART I



                           Mobile America Corporation

                                      INDEX



Financial Statements:                                          Page

Part I

Unaudited Consolidated Balance Sheets ...................       1

Unaudited Consolidated Statements of Operations .........       2

Unaudited Consolidated Statements of Comprehensive Income       3

Unaudited Consolidated Statements of Cash Flows .........       4

Unaudited Consolidated Statements of Changes in
  Stockholders' Equity ..................................       5

Notes to Financial Statements ...........................      6-7

Management's Discussion and Analysis
  of the Unaudited Consolidated Statements of Operations       8-10

Exhibit 11 - Computations of Earnings Per Share .........      12


Part II

Other Information, and Signatures .......................      11

                   Mobile America Corporation and Subsidiaries
                      Unaudited Consolidated Balance Sheets
                    September 30, 1998 and December 31, 1997

                      Assets                                1998                 1997
                                                        -------------       -------------

Investments:
   Securities held to maturity
     at amortized cost (fair value
     $37,099,216 and $43,511,416) ................      $  36,408,371       $  43,620,417
   Securities available for sale at fair value
     (amortized cost $25,376,239
      and $30,557,149) ...........................         25,497,312          30,676,634

   Short-term investments ........................         18,928,129          16,940,962
                                                        -------------       -------------

     Total investments ...........................         80,833,812          91,238,013
                                                        -------------       -------------

Cash .............................................          1,340,269           4,518,020
Receivables:
   Insurance premiums ............................          4,291,490           3,324,666
   Accrued investment income .....................          1,102,351           1,181,450
   Reinsurance on paid losses ....................            449,700             100,486
   Reinsurance recoverable .......................         14,677,015          17,720,613
   Current income taxes ..........................                  0             384,568
                                                        -------------       -------------

      Total receivables ..........................         20,520,556          22,711,783
                                                        -------------       -------------

Deferred income tax ..............................          1,216,375           1,581,487

Prepaid reinsurance premiums .....................         23,020,178          16,752,315

Deferred policy acquisition costs ................         (4,121,936)         (2,047,989)

Property and Equipment:
   Land, at cost .................................            524,043             524,043

   Equipment and leasehold improvements at cost
      less accumulated depreciation and amortization
      of $2,405,802 and $2,219,088 ...............          1,700,763           1,029,640
                                                        -------------       -------------

      Total property and equipment ...............          2,224,806           1,553,683
                                                        -------------       -------------

Equity in pools and associations .................            996,160             996,160
Other assets .....................................            730,938             938,666
                                                        -------------       -------------

                                                        $ 126,761,158       $ 138,242,138
                                                        =============       =============


      Liabilities and Stockholders' Equity

Insurance loss reserves, including
   future policy benefits ........................      $  23,885,638       $  33,643,295
Unearned premium .................................         36,570,082          32,893,437
Reinsurance funds withheld and
   balances payable ..............................          7,728,276           7,001,015
Accrued expenses and other liabilities ...........          7,022,487          12,409,880
Current Income taxes .............................            424,905                   0
Deferred income tax on net unrealized gains on
   securities available for sale .................             41,165              40,625
Unearned service fee .............................            446,338             568,215
Note payable .....................................         10,200,000          12,000,000
                                                        -------------       -------------

        Total liabilities ........................         86,318,891          98,556,467
                                                        -------------       -------------

Stockholders' equity:
Common stock, $.025 par value per share
   Authorized - 18,000,000 shares
   Issued - 7,644,414 shares and 7,644,414
      shares .....................................            191,110             191,110

Preferred stock, $.10 par value per share
   Authorized - 500,000 shares
   Issued and outstanding - none .................                  0                   0

Capital in excess of par value ...................          4,348,842           4,348,842

Accumulated other comprehensive income:
Net unrealized appreciation on securities
   available for sale net of deferred
   income taxes of $41,165 and $40,625 ...........             79,908              78,861

Treasury stock at cost, 476,872 and
   476,580 shares ................................         (1,233,069)         (1,229,403)

Retained earnings ................................         37,055,476          36,296,261
                                                        -------------       -------------

Total stockholders' equity .......................         40,442,267          39,685,671
                                                        -------------       -------------

                                                        $ 126,761,158       $ 138,242,138
                                                        =============       =============

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Operations
             Quarters ended September 30, 1998 and 1997, Nine Months
                       Ended September 30, 1998 and 1997



                                                         Quarters Ended September 30      Nine Months Ended September 30
                                                           1998              1997             1998             1997
                                                       ------------       -----------      -----------      -----------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $12,110,939, $11,423,975,
      $34,436,980 and $36,182,710  ..............      $  8,610,027       $11,450,914      $28,107,223      $34,003,436
   Service fees earned ..........................         2,475,941         2,334,449        7,080,711        7,255,671
   Investment income ............................         1,157,284         1,461,285        3,506,443        4,423,154
   Other ........................................            16,409             7,971           50,149           21,765
   Net realized gains on investments ............           100,423           147,650           70,124          170,159
                                                       ------------       -----------      -----------      -----------

         Total revenues .........................        12,360,084        15,402,269       38,814,650       45,874,185
                                                       ------------       -----------      -----------      -----------

Expenses:
   Losses and loss adjustment expenses, net of
      reinsurance recoveries of $10,779,940,
      $9,361,719, $28,930,756 and $29,191,130 ...         6,180,866         8,080,478       18,949,242       24,886,497
   Policy acquisition costs .....................         1,255,601           990,337        3,277,577        2,162,858
   Salaries and wages ...........................         1,657,810         1,735,565        5,765,964        5,528,106
   General and administrative expenses ..........         1,637,918         2,005,333        5,368,728        4,908,357
   Interest expense .............................           217,616           257,776          688,050          766,318
                                                       ------------       -----------      -----------      -----------

         Total expenses .........................        10,949,811        13,069,489       34,049,561       38,252,136
                                                       ------------       -----------      -----------      -----------

Income before provision for income taxes ........         1,410,273         2,332,780        4,765,089        7,622,049
                                                       ------------       -----------      -----------      -----------

Provision and (benefit) for income taxes:
   Current ......................................           517,979           341,356        1,148,133        2,060,427
   Deferred .....................................            (2,781)          321,954          365,112          239,771
                                                       ------------       -----------      -----------      -----------

         Total provision for income taxes .......           515,198           663,310        1,513,245        2,300,198
                                                       ------------       -----------      -----------      -----------

Net income ......................................      $    895,075       $ 1,669,470      $ 3,251,844      $ 5,321,851
                                                       ============       ===========      ===========      ===========

Basic and diluted earnings per share:
Net income ......................................      $       0.12       $      0.23      $      0.45      $      0.74
                                                       ============       ===========      ===========      ===========


Weighted average number of common
stock outstanding ...............................         7,167,542         7,147,334        7,167,627        7,155,932
                                                       ============       ===========      ===========      ===========

Dividends per share .............................      $       0.00       $      0.00      $      0.35      $      0.35
                                                       ============       ===========      ===========      ===========


See notes to consolidated financial statements.


                                            Mobile America Corporation and Subsidiaries
                                            Unaudited Statements of Comprehensive Income
                    Quarters Ended September 30, 1998 and 1997 and Nine Months Ended September 30, 1998 and 1997


                                                      Quarters Ended September 30    Nine Months Ended September 30
                                                      ---------------------------    ------------------------------
                                                          1998            1997            1998            1997
                                                      ----------       ----------      ----------      ----------

Net income ......................................      $ 895,075       $1,669,470      $3,251,844      $5,321,851
                                                       ---------       ----------      ----------      ----------

Other comprehensive income:

Unrealized gains on securities:
        Unrealized holding gains (losses) arising
        during period net of taxes $(128,070),
        $25,349, $540 and $69,560 ...............       (137,696)         208,229         107,585         289,711
Less:   reclassification adjustment for
        gains included in net income ............        110,912          159,024         106,538         154,684
                                                       ---------       ----------      ----------      ----------

Other comprehensive income ......................       (248,608)          49,205           1,047         135,027
                                                       ---------       ----------      ----------      ----------

Comprehensive income ............................      $ 646,467       $1,718,674      $3,252,891      $5,456,878
                                                       =========       ==========      ==========      ==========


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 1998 and 1997


                                                           1998               1997
                                                       ------------       ------------
Cash Flows from Operating Activities:
   Net income ...................................      $  3,251,844       $  5,321,851
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Provision for depreciation .................           202,620            104,584
     Gain on sale of investments ................           (70,124)          (170,159)
Change in assets and liabilities:
     Insurance premiums receivable ..............          (966,824)         1,386,097
     Accrued investment income ..................            79,099             44,862
     Deferred policy acquisition costs ..........         2,073,947           (521,118)
     Prepaid expenses and other assets ..........           207,728            194,848
     Insurance loss reserves ....................        (9,757,657)       (12,250,027)
     Unearned premium ...........................         3,676,645         (2,698,721)
     Reinsurance funds held and balances payable            727,261         (9,620,021)
     Accrued expenses and other liabilities .....        (5,387,393)        (3,397,118)
     Current income taxes .......................           809,473           (136,712)
     Deferred income taxes ......................           365,112            239,771
     Prepaid reinsurance premiums ...............        (6,267,863)         2,000,932
     Reinsurance recoverable ....................         2,694,383          8,498,353
     Unearned service fees ......................          (121,877)        (1,011,447)
                                                       ------------       ------------
                   Net cash used in
                        operating activities             (8,483,626)       (12,014,025)
                                                       ------------       ------------

Cash Flows from Investing Activities:
   Net change in short term investments .........        (1,987,167)        10,062,927
   Purchase of investments ......................       (10,017,059)        (7,666,194)
   Proceeds from sale and maturity of investments        22,464,233         14,395,647
   Purchase of property and equipment ...........          (857,837)          (297,622)
                                                       ------------       ------------
                   Net cash provided in investing
                        activities ..............         9,602,170         16,494,758
                                                       ------------       ------------

Cash Flows from Financing Activities:
   Purchase of treasury stock ...................            (3,666)          (384,785)
   Dividends paid to stockholders ...............        (2,492,629)        (2,475,079)
   Principal payment, note payable ..............        (1,800,000)                 0
                                                       ------------       ------------
                   Net cash used in
                        financing activities ....        (4,296,295)        (2,859,864)
                                                       ------------       ------------

Net change in cash ..............................        (3,177,751)         1,620,869

Cash, beginning of period .......................         4,518,020          1,802,644
                                                       ------------       ------------

Cash, end of period .............................      $  1,340,269       $  3,423,513
                                                       ============       ============

See notes to consolidated financial statements

                   Mobile America Corporation and Subsidiaries
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 1998 and 1997

                                                         1998               1997
                                                     ------------       ------------
Common Stock:
              Balance at beginning of period ..      $    191,110       $    168,010
              Stock dividend ..................                 0             23,100
                                                     ------------       ------------

              Balance at end of period ........           191,110            191,110
                                                     ------------       ------------

Preferred Stock:
              No Change during period .........                 0                  0
                                                     ------------       ------------

Capital in excess of par value:
              Balance at beginning of period ..         4,348,842          2,729,588
              Stock dividend ..................                 0            970,219
                                                     ------------       ------------

              Balance at end of period ........         4,348,842          3,699,807
                                                     ------------       ------------

Accumulated other comprehensive income:
Net unrealized appreciation on securities
 available for sale:
             Balance at beginning of period ...            78,861            200,712
             Increase (decrease) ..............             1,587            204,587
             Deferred taxes on unrealized gains              (540)           (69,560)
                                                     ------------       ------------

             Balance at end of period .........            79,908            335,739
                                                     ------------       ------------

Treasury Stock:
             Balance at beginning of period ...        (1,229,403)          (510,122)
             Purchases of 292
              and 31,724 shares ...............            (3,666)          (384,785)
                                                     ------------       ------------

             Balance at end of period .........        (1,233,069)          (894,907)
                                                     ------------       ------------

Retained earnings:
             Balance at beginning of period ...        36,296,261         33,588,833
             Net income .......................         3,251,844          5,321,851
             Stock dividend ...................                 0           (993,952)
             Cash dividends $.35 and $.35
              per share .......................        (2,492,629)        (2,474,416)
                                                     ------------       ------------

             Balance at end of period .........        37,055,476         35,442,316
                                                     ------------       ------------

Total stockholders' equity at end of period ...      $ 40,442,267       $ 38,774,065
                                                     ============       ============

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                   Notes To Consolidated Financial Statements

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at September 30, 1998 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Mobile America Corporation 1997 10-K.

Certain amounts in prior years' financial statements have been reclassified to conform to the 1998 presentation.


Note 2. Stock Dividend

Effective June 23, 1997, the Registrant issued a 15% stock dividend on its common stock. Under this plan 924,018 shares were issued at a market value of $10.75. All prior share and per share amounts have been restated to reflect the stock dividend.

Note 3. Stock Options

The Registrant has filed a Registration Statement on Form S-8 registering 315,000 shares of its common stock with par value $.025. This amount represents 113,363 shares subject to outstanding options at exercise prices ranging from $8.91 to $11.875 and 201,637 shares reserved for future grants under the Registrant's Incentive Plan.

                  Mobile America Corporations and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 4. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of options using the treasury stock method.


                                                  Quarters Ended September 30   Nine Months Ended September 30
                                                  ---------------------------   ------------------------------
                                                     1998            1997            1998            1997
                                                  ----------      ----------      ----------      ----------
Numerator:
Income available to common shareholders ....      $  895,075      $1,669,470      $3,251,844      $5,321,851
                                                  ==========      ==========      ==========      ==========

Denominator:
  Basic earnings per share
  weighted average shares ..................       7,167,542       7,147,334       7,167,627       7,155,932

Effect of dilution:
  Employee stock options ...................          12,029          21,457          57,059          27,234
                                                  ----------      ----------      ----------      ----------

Diluted earnings per share adjusted weighted
average shares and assumed conversions .....       7,179,571       7,168,791       7,224,686       7,183,166
                                                  ==========      ==========      ==========      ==========

Basic earnings per share ...................      $     0.12      $     0.23      $     0.45      $     0.74
                                                  ==========      ==========      ==========      ==========

Diluted earnings per share .................      $     0.12      $     0.23      $     0.45      $     0.74
                                                  ==========      ==========      ==========      ==========

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Operations

Net income for the first nine months of 1998 is $3,251,844, 38.9% lower than the $5,321,851 reported during the same period of 1997. This decline is primarily due to increases in loss reserves, lower investment income and earned premium and higher operating expenses.

Loss and loss adjustment expenses incurred declined 23.9% during 1998 over 1997 due to the 25% increase in the reinsurance cession participation. During 1998, the Registrant increased the ultimate loss and loss expense reserves by approximately $10.3 million. This increase is the result of reviews conducted by independent actuaries.

Loss and loss adjustment expenses incurred as a percentage of earned premium was 67.4% in 1998 compared to 73.2% in 1997. In it's efforts to reduce loss and loss adjustment expenses incurred, as it relates to earned premium, the Registrant initiated a significant rate increase in the minimum limits personal injury protection line of business in the fourth quarters of 1995 and 1996 and the first quarter of 1998.

Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, which are estimates of the amounts necessary to settle reported and unreported claims and their related loss adjustment expenses, there can be no assurance that the ultimate liability will not exceed the amounts reserved resulting in an adverse effect on the Registrant in the period in which any reserve deficiency is identified. The Registrant believes its current reserves are adequate.

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

Investment income decreased 20.7% to $3,506,443 during the first nine months of 1998 the result of a lower level of invested assets and lower interest rates resulting from the utilization of cash to meet claim payment and operating requirements.

Total consolidated revenues decreased 15.4% to $38,814,650 during 1998 from $45,874,185 reported during the first nine months of 1997. Insurance premiums earned decreased 17.3% due to a 25% increase in the reinsurance cession participation and a 14.5% decrease in direct private passenger automobile personal injury protection/property damage earned premium offset by a 34.3% increase in property insurance earned premium produced through the Registrant's surplus lines insurance subsidiary.

Direct written premium in the Registrant's automobile lines, although lagging prior year levels during previous quarters, improved during the third quarter of 1998 bringing year-to-date written premium in this line of business to $61,812,000, 2.7% lower than the $63,509,000 written during the same period in 1997. This decline reflects a decrease in market share the result of rate increases and increased competition in the market place. The Registrant believes premium volume may increase if competitors adjust their premium rates to offset the impact of adverse loss experience. The Registrant has taken steps, with a March 1998 rate revision, to exploit pockets of opportunity resulting in the establishment of new territories, more competitive rates and a revised commission structure.

Property insurance direct written premium produced through the Registrant's surplus lines insurance subsidiary totaled $2,944,000 during the first nine months of 1998 compared to $3,133,000 produced during 1997.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

1998 Compared to 1997 (continued)

Service fees earned decreased 2.4% during 1998 primarily due to reduced agency fee revenue associated with the decline in private passenger automobile insurance business partially offset by higher fee-for-service revenue from new and extended third party service contracts. During the first nine months of 1998 third party service fee revenue increased 10.4% to $2,330,000. The Registrant continues to service business for the Florida Automobile Joint Underwriting Association under a three year contract awarded on January 1, 1998 and for the Florida Residential Property and Casualty Joint Underwriting Association under an extended servicing contract which runs through March 1999.

Consolidated expenses decreased 11.0% to $34,049,561 during the period from $38,252,136 reported during the comparable period of 1997 primarily due to lower loss and loss adjustment expenses, attributable to an increase in the reinsurance cession participation, offset by higher acquisition costs, salaries and general operating expenses.

Adjusting for certain expense recoveries recognized in 1997, policy acquisition costs declined 25.1% in 1998 compared to 1997.

Salary and wages increased 4.3% due to the hiring of a number of key personnel during the later half of 1997 to help manage the organization into the next century. This included a senior vice president of claims, a vice president of information systems and a vice president of human resources. General and administrative expenses increased 9.4% primarily due to one time costs associated with the relocation of executives, professional fees associated with the Registrant's computer system enhancements and an independent loss control study.

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

Year 2000 Disclosure

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

Modifications to the policy rating, endorsement, cancellation, internal reporting and external reporting system have been less than successful. As a result, the Registrant has suffered an increase in backlog of policies, endorsements and cancellations to be processed. While progress continues to be made, it will be necessary to increase staffing and engage outsourcing assistance to overcome these modification problems. It is not clear at this time the extent to which costs of implementing this system will be in excess of the proposed budget. Management had set a budget of $1.4 million for this project.

       Item 2. Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

1998 Compared to 1997 (continued)

The Registrant is in the process of surveying all significant third party suppliers whose year 2000 readiness could materially affect its business. Most entities contacted have or are in the process of updating their business systems to comply with the year 2000 transition.

In prior years, certain computer programs were written using two digits rather than four to define the applicable year. These programs were written without considering the impact of the upcoming change in the century and may experience problems handling dates beyond the year 1999. This could cause computer applications to fail or create erroneous results unless corrective measures are taken. Incomplete or untimely resolution of the Year 2000 issue by either the Registrant or major suppliers could have a material adverse impact on the Registrant's business, operations or financial condition in the future.

Third Quarter Ended September 30, 1998 Compared to Third Quarter Ended September 30, 1997

Net income declined 46.4% to $895,075 on revenues of $12,360,084 during the third quarter of 1998, compared to $1,669,470 on revenues of $15,402,269 in 1997. The decline in earnings during the quarter is primarily due to an increase in loss experience, lower investment income and earned premium and higher policy acquisition costs offset by improvements in salaries and general and administrative expenses.

Loss and loss adjustment expenses declined 23.5%. Loss and loss adjustment expenses incurred as a percent of earned premium was 71.8% in 1998 compared to 70.6% reported in 1997. This increase is due to an 11.7% ($4.8 million) increase in ultimate loss reserves made during the third quarter of 1998.

Insurance premiums earned decreased 24.8% to $8,610,027 in 1998 from $11,450,914 reported in 1997 due to increased reinsurance participation and lower earnings in the private passenger automobile line of business partially offset by continued improvement in the surplus lines property business. Service fee revenue increased 6.1% in the quarter primarily due to higher agency fee revenue associated with the increase in private passenger automobile business. Investment income was down 20.8% on lower invested assets as cash is used to meet claim payments and operating needs.

Consolidated expenses declined 16.2% to $10,949,811 in 1998 compared to $13,069,489 reported during the third quarter of 1997.

Policy acquisition costs increased in the third quarter of 1998 due to certain reinsurance credits and cost adjustments reported in the third quarter of 1997. Salary and wages decreased 4.5% and general and administrative expenses decreased 18.3% as expenditures assumed a more normal and consistent pattern continuing the trend of a cost cutting effort instituted in April 1998.

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are deemed by the Registrant to be covered by and to qualify for safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Investors and prospective investors are referred to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1997 for a more detailed discussion of the factors that could cause actual results to differ. These forward-looking statements relate to, among other things, (a) the expected benefits from (i) the award of a three year servicing contract by the Florida Automobile Joint Underwriting Association, and (ii) the extension of a service contract by the Florida Residential Property and Casualty Joint Underwriting Association, and (b) the improvement of cash flow as a result of rate increases and a return to a more normal pattern of loss settlements. Such statements reflect the current views of the Registrant and are subject to certain risks and uncertainties that include, but are not limited to, obtaining policy volume service levels under the Joint Underwriting Association service contracts, continued market acceptance of premium rate increases in the automobile minimum limits personal injury protection line of business, adequacy of loss reserves, resolution to the computer system problems and completion of system conversions to meet year 2000 compliance. The Registrant disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     Part II

                                OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

 Item 3 - Defaults on Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.
                  27.  Financial Data Schedule (for SEC use only)

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended September 30,1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.


                                           MOBILE AMERICA CORPORATION
                                           --------------------------
                                                   Registrant


November 13, 1998                          By /s/ Thomas L. Stinson
-----------------                             -----------------------------
      Date                                        Thomas L. Stinson
                                                  Senior Vice President and
                                                  Chief Financial Officer