Form 10-K405
period 1998-12-31
MOBILE AMERICA CORP
filed 1999-03-30
CIK 67199

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1998 Commission file No. 0-6764
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

    10475 Fortune Parkway Suite 110
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

                                                      Name of each exchange
    Title of each class                                on which registered

          None                                                 None
    -------------------                                -------------------

Securities Registered pursuant to Section 12(g) of the Act:

                          Common Stock $.025 par value
--------------------------------------------------------------------------------
                                (Title of Class)

--------------------------------------------------------------------------------
                                (Title of Class)

The aggregate market value of the voting stock held by non-affiliates of the Registrant at March 2, 1999: $14,032,344
                             -----------

Common Stock ($.025 Par value) outstanding at March 2, 1999:   7,167,542 Shares
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

         Mobile America Corporation (the "Registrant"), through its two (2) principal, wholly owned subsidiaries, Mobile America Insurance Group, Inc. ("MAIG"), a managing general agent for the Registrant's insurance company subsidiaries, and Fortune Insurance Company ("Fortune"), a Florida domiciled property and casualty insurance company, is engaged primarily in the underwriting and marketing of minimum requirement automobile insurance in Florida. Minimum requirement automobile insurance includes personal injury protection and property damage liability coverage sold to individuals at the minimum coverage levels required to maintain a vehicle registration in the State of Florida. This business has accounted for more than 80% of the Registrant's direct (before reinsurance) consolidated revenues in each of the last five years.

         Fortune also writes automobile physical damage coverage, personal property insurance, commercial automobile coverage and commercial multi-peril insurance.

         The Registrant's other significant wholly owned subsidiaries are as follows:

         Pegasus Insurance Company ("Pegasus"), an Oklahoma domiciled property and casualty insurance company, was acquired in 1993 to operate as an excess and surplus lines insurer in Florida. Excess and surplus insurers accept business that cannot be placed through the markets more traditional outlets due to underwriting limits or risk concentration. Pegasus' primary product is homeowners insurance, which accounted for 80% of direct premium volume in 1998. It also offers fire, general liability, auto liability and commercial property coverage. Pegasus maintains significant reinsurance cover which limits its loss on any one risk to $40,000.

         Fortune Financial Corporation ("Fortune Financial") acts as a servicing provider for Fortune Insurance Company which is a servicing carrier for the Florida Automobile Joint Underwriting Association (FAJUA) and a subcontractor, through a third party arrangement, for the Florida Residential Property and Casualty Joint Underwriting Association (FRPCJUA). Fortune Financial provides administrative services including underwriting and claims settlement for these entities for a fee and accepts no insurance risk.

         Big Gorilla, Inc., a licensed Florida premium finance company, provides a policy premium financing source for MAIG's brokers.

         Fortune Life Insurance Company ("Fortune Life"), an Arizona domiciled company, is engaged in the business of writing life insurance coverage primarily in Florida. Fortune Life is also licensed in Louisiana.

Operations

         The Registrant and its subsidiaries are primarily engaged in insurance and insurance related services with the bulk of the business being minimum requirement automobile insurance coverage in the State of Florida. The insurance operations of the Registrant generated gross written insurance premiums of $75.9 million during 1998. Insurance premiums earned, net of reinsurance cessions, were $34.9 million, 72.3% of reported revenue in 1998.

         The Registrant's reportable segments are business entities that offer different insurance related products or services. This includes Fortune, automobile insurance; Pegasus, excess and surplus lines insurance; Fortune Financial, fee-for-service policy administration; and Big Gorilla, premium finance. Fortune writes a small amount of personal property insurance and commercial multi peril insurance, as discussed below, which is considered immaterial to the entities operations and is included in the automobile segment for reporting purposes.

         MAIG collects fees for placing and servicing business underwritten by Fortune and Pegasus. These fees and related expenses have been allocated to the Fortune automobile and Pegasus excess and surplus line segments.
MAIG has no other source of operating revenue.

Fortune Insurance Company

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

         Total written premium for all automobile lines totaled $69.8 million in 1998, with $62.0 million from private passenger personal injury protection and property damage liability coverage. During 1997 $80.2 million and $75.6 million were produced from these sources, respectively. The decline in premium volume during 1998 reflects a decrease in market share the result of rate increases and increased competition. Even with this increased competition, Fortune has done well in obtaining rate increases in selective markets. Two of Fortune's direct competitors are withdrawing from the market in early 1999 and it is expected other competitors will either have to raise rates or withdraw from the market as well. Fortune remains a market leader in Florida in the minimum requirement automobile business and expects to be able to increase market share in 1999 as recent entrants into the market realize they are selling under cost.

          Also, the transfer of Fortune's primary automobile business to a Year 2000 compliant operating system, which was completed during the second half of 1998, has been less than fully successful resulting in the backlog of policies, endorsements and cancellations to be processed. This slow down in operating performance has resulted in a drop off in new business policy submissions from the sales force. Management has increased staffing and engaged outsourcing assistance to overcome these system and backlog problems and expects to be at normal operating capacity by the end of the second quarter 1999.

Personal Property Insurance and Other

         Fortune writes homeowners, mobile homeowners and dwelling fire policies throughout the State of Florida. During 1998 and 1997 direct written premium for these lines of business totaled $1.3 million and $1.6 million, respectively. In addition, Fortune issues commercial multi peril policies. Management plans to be active in these lines of business, however, extreme caution will be exercised with respect to rates, profitability, risk concentration and the competitive market.


Pegasus Insurance Company

Excess and Surplus Lines Insurance

         During 1993, the Registrant purchased Pegasus, which was subsequently admitted on an excess and surplus lines basis in Florida during December 1993. In September 1994, Pegasus marketed its first insurance program, a commercial general liability (CGL) policy for artisan contractors. Pegasus wrote $133,000 in premiums in 1995 and has increased its premium writings to $1.9 million in 1996, $4.4 million in 1997 and $4.0 million in 1998. This growth has been accomplished by expanding its product line to include homeowners, mobile homeowners and commercial multi-peril products.

         The decline in premium volume during 1998 was primarily due to increased competition in the property market and efforts by the Florida Department of Insurance to reduce the placement of excess and surplus business. Management believes that Pegasus will continue to maintain a strong presence in the excess and surplus market but growth may not be as originally anticipated. Pegasus continues to design and introduce new products such as fire, auto liability, commercial property and products that are more casualty oriented.

Fortune Financial Corporation

Fee for Service Operations

         During 1993, Fortune Financial was formed to act as a servicing carrier for Fortune which was selected as one of eight carriers for the FRPCJUA, the first residential underwriting association in the nation. This association was formed to function as an insurance pool for individuals who, because of Hurricane Andrew, either lost their homeowners insurance or could not obtain homeowners insurance. This agreement terminated during 1996.

         Since June of 1996, Fortune Financial has processed in excess of $41 million in premiums as a subcontractor for Policy Management Systems Corporation
(PMSC) with responsibility for processing FRPCJUA policies. For providing this service, Fortune Financial retains a percentage of the gross written premiums (less catastrophe premiums) generated from the policies it services. In the last quarter of 1997 the Registrant increased its share of FRPCJUA business. The premium processed for the FRPCJUA in 1998 increased by approximately 83%. This contract expires March 1999 and has been extended for 90 days. Management is currently negotiating the renewal of this contract and is pursuing additional policies in this pool of business.

         Fortune Financial has been servicing the FAJUA since October 1994. In October 1997, the Registrant was awarded a three year contract by the FAJUA, effective January 1, 1998. Since this contract began, the Registrant's share of this pool of business has increased from 17.8% to 34.7%. Processed premiums increased to $6.6 million in 1998 from $6.0 million in 1997.

         The FRPCJUA and the FAJUA pools of available business are declining. More insurance companies are accepting risks in areas where only the JUA would underwrite risk a few years ago. Both associations have begun take out practices where outside insurance companies can purchase JUA polices. The FRPCJUA written premiums have declined 22% in their 1998 fiscal year. The FAJUA written premiums have decreased 46.1% in their 1998 fiscal year. Management is actively seeking to obtain larger percentages of these pools of business.

         In November 1994, Fortune was selected by the Federal Insurance Administration to be a producer of the Federal Government's Write Your Own Flood Program. Fortune has written $484,192 in gross premium during 1998.

Big Gorilla, Inc.

Premium Finance

         The Registrant's premium finance company subsidiary, now entering it's sixth year in the premium finance business, provide some 312 broker agents a source for financing policy premiums. During 1998, the subsidiary financed nearly 15,500 policies. The subsidiary is planning for significant growth in this area since 95% of Fortune's and Pegasus' insureds utilize this method of financing by either using Big Gorilla or a third party finance company. Currently Big Gorilla finances policies underwritten by Fortune, Pegasus and the FAJUA business processed through Fortune Financial.

Life Insurance

         Fortune Life sells annual renewable term life insurance with limited first year benefits. During 1998, total life insurance premium written was $24,000.

Financial Information about Industry Segments

         The financial information regarding the Registrant's segments presented in Note 10 of Notes to Consolidated Financial Statements for the three years ended December 31, 1998, is incorporated herein by reference.

Competitive Conditions

         The insurance industry is a highly competitive industry. Certain of the Registrant's competitors have been in the business longer, have a larger volume of business and have substantially greater financial resources than the Registrant. Since the Registrant's insurance operations are modest compared to several of its significant competitors (the Registrant employed 220 people at year-end), management is continuing to focus its marketing and other operations on specialized insurance coverages. Additionally, since the Registrant's insurance subsidiaries transact their business in a heavily regulated industry, they are sensitive to both adverse legislation and administrative directives.

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

         Adverse loss and loss adjustment expense development is generally experienced in liability lines where settlements may not be reached until several years following the initial claim. Claims adjustment costs consisting primarily of legal expenses are traditionally high on these particular losses.

         The following tables present loss and loss adjustment expenses on a paid and incurred basis for the past three one year periods, and development of losses and loss adjustment expenses over the past ten years, all net of reinsurance.

                       Losses and Loss Adjustment Expenses

  Unpaid             Incurred Related to                                Payments Related to             Unpaid
Beginning          Current           Prior            Total           Current           Prior           End of
 of Year            Year              Year           Incurred           Year             Year            Year
---------          -----------------------           --------         -----------------------           ------

Year ended December 31, 1998:
------------------------------------------

$15,905,704      $22,435,796      $ 3,469,432       $25,905,228      $15,897,843      $14,512,958      $11,400,131

Year ended December 31, 1997:
------------------------------------------

$20,040,739      $35,706,903      $(2,736,845)      $32,970,058      $23,961,413      $13,143,680      $15,905,704

Year ended December 31, 1996:
------------------------------------------

$20,808,027      $27,215,881      $(3,390,000)      $23,825,881      $15,428,840      $ 9,164,329      $20,040,739

            Analysis of Loss and Loss Adjustment Expense Development
                                 (In Thousands)


Year Ended December 31,         1988      1989    1990      1991     1992      1993      1994     1995     1996       1997     1998
-----------------------------------------------------------------------------------------------------------------------------------

Liability for Unpaid Losses
   And Loss Adjustment
   Expenses                    $7,981   $13,577  $14,996  $14,906  $17,207   $19,410  $ 19,103  $20,808  $20,041   $ 15,906  $11,400

Paid (Cumulative) As of:
   End of Year                     --        --       --       --       --        --        --       --       --         --       --
   One Year Later               3,792     6,311    8,583    6,245   13,306    13,641    13,273    9,164   13,143     14,513
   Two Years Later              4,528     8,854   10,899   11,806   15,520    16,292    17,601   13,361   14,084
   Three Years Later            5,173     9,772   11,918   12,380   16,355    17,912    19,809   14,100
   Four Years Later             5,459    10,297   12,170   12,783   16,856    18,782    20,034
   Five Years Later             5,603    10,390   12,313   12,939   17,175    18,735
   Six Years Later              5,632    10,455   12,373   13,083   17,047
   Seven Years Later            5,636    10,496   12,445   12,893
   Eight Years Later            5,661    10,565   12,242
   Nine Years Later             5,720    10,355
   Ten Years Later              5,720


Liability Reestimated as of:
   End of Year                  7,981    13,577   14,996   14,906   17,207    19,410    19,103   20,808   20,041     15,906   11,400
   One Year Later               7,090    10,173   12,653   12,434   16,488    19,392    19,292   16,485   17,304     18,260
   Two Years Later              5,555    10,496   12,203   12,916   17,507    18,856    21,027   16,732   15,317
   Three Years Later            5,674    10,204   12,332   13,111   17,235    19,458    20,799   14,748
   Four Years Later             5,605    10,396   12,382   13,009   17,414    19,339    20,362
   Five Years Later             5,626    10,464   12,373   13,190   17,528    18,976
   Six Years Later              5,675    10,487   12,517   13,388   17,180
   Seven Years Later            5,655    10,628   12,731   12,979
   Eight Years Later            5,788    10,832   12,301
   Nine Years Later             5,982    10,399
   Ten Years Later              5,720


Redundancy (Deficiency)         2,261     3,178    2,695    1,927       27       434    (1,259)   6,060    4,724     (2,354)

Item 2. Properties


The executive and general offices of the Registrant and its subsidiaries, consisting of approximately 23,000 square feet, are located at 10475 Fortune Parkway, Suite 110, Jacksonville, Florida. In 1997 the Registrant exercised a renewal option extending the term of the lease on this space to 2002. Annual lease payments range from $257,352 to $269,796 in the final year of the lease.

         In 1997, the Registrant expanded its facilities by leasing approximately 7,500 square feet for its personal property, excess and surplus lines and fee for service processing, This lease is on a month to month term with current monthly lease payments of $6,455.

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


Item 3. Legal Proceedings

         The Registrant, through its subsidiaries, is routinely a party to pending or threatened legal proceedings and arbitration. These proceedings may include claims for punitive damages in addition to other specified relief. Based upon information currently available, and in light of legal and other defenses available to the Registrant and its subsidiaries, management does not consider liability from threatened or pending litigation to be material.

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

         The following table shows the range of high and low sale quotations for the Registrant's common stock for each of the last eight quarters ended December 31, 1998, as obtained from the National Association of Securities Dealers.

 Quarterly Period Ended
 --------------------------------------
                             High         Low
                         ---------------------
 March 31, 1997          $   11.85   $    9.13
 June 30, 1997               11.75        9.78
 September 30, 1997          10.50        9.38
 December 31, 1997           14.75        9.63
 March 31, 1998              13.88       11.00
 June 30, 1998               10.38        9.75
 September 30, 1998           9.25        4.50
 December 31, 1998            5.13        3.23

Holders

         At March 2, 1999, the Registrant had 384 record holders of its common stock.

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

         In January, 1999 the Registrant declared and paid a dividend of $.11 per share on each of its shares of $.025 par value common stock.


         Dividends to stockholders are limited to 50% of net income pursuant to terms of the Registrant's long term loan agreement. Also, the Registrant's insurance subsidiaries ability to pay dividends to the Registrant are limited by State statutes and regulations.

Item 6. Selected Financial Data

        Mobile America Corporation & Subsidiaries

            Years Ended December 31, 1998, 1997, 1996, 1995, and 1994


                                                      1998               1997              1996            1995            1994
                                                 -------------      ------------      -----------      -----------      -----------

Total Revenues                                   $ 48,302,029       $ 58,810,207       48,163,935       52,925,874       43,767,330

Net Income (loss)                                $   (999,534)      $  6,175,796        7,571,392        5,999,694        4,048,446

Basic and diluted earnings (loss) per share      $      (0.14)      $       0.86             1.05             0.84             0.56

Total Assets at Year-End                         $124,663,416       $138,242,138      168,414,452      182,771,162      143,815,295

Long-Term Obligations                            $  9,600,000       $ 12,000,000       12,000,000       12,000,000                0

Cash Dividends Per Common Share                  $       0.35       $       0.35             0.30             0.16             0.18

         Earnings per share and cash dividends per share amounts have been restated to conform with stock dividends and splits.

         Earnings per share amounts are presented in conformity with Statement of Financial Accounting Standards No. 128.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

1998 Compared to 1997

Operations

The Registrant reports a net loss of $999,534 ($.14 a share) for the year ended December 31, 1998. This is a significant departure from the net income of $6,175,796 ($.86 a share) reported during 1997. The loss is primarily due to lower earned revenues, increases in loss reserves, less favorable reinsurance recoveries and higher operating expenses. These factors were off set to some degree by tax benefits which will allow the Registrant to recover approximately $2,700,000.

Total consolidated revenues decreased 17.9% during 1998 due to a 20.9% reduction in earned insurance premiums and a 14.1% reduction in investment income.

Direct earned premium in the automobile segment declined 12.2% to $77,766,225 from $88,555,721 earned in 1997. This decline is due to lower direct premium writings the result of reduced market share resulting from rate increases, increased competition and processing backlogs the result of computer modification problems during the Year 2000 conversion process. Net earned premium (after reinsurance ceded premium of $45,426,237) in the automobile segment declined 21.9% to $32,339,988 from $41,448,497 reported in 1997 following the trend in direct business but also reflecting a 25% increase in the reinsurance cession rate which reduced net earned premium by $5,000,000.

Direct excess and surplus lines earned premium increased 18.0% to $4,027,051 in 1998, however net earned premium remained flat at $2,600,000 reflecting higher reinsurance cost for excess loss coverage.

Net investment income declined 14.1% the result of a 12.9% decrease in invested assets during the period and the reinvestment of maturities at lower interest rates. The decline in premium volume coupled with quicker claim settlement procedures, higher operating expenses, debt repayment requirements and computer system enhancements has resulted in reduced cash flow.

Service fee revenue which includes fee-for-service revenue, premium finance revenue and MAIG agency revenue remained steady in 1998. Revenues from the fee-for-service business increased 7.9% and premium finance revenues increased 63.5%. MAIG agency revenue from the automobile segment declined 12.0% following the trend in direct premium volume for this segment. Fees from the excess and surplus lines segment remained steady.

Net loss and loss adjustment expenses declined 20.5% in 1998 to $26,142,808. The incurred loss and loss expense to earned premium ratio is 74.8% in 1998 compared to 74.4% in 1997.

During 1998 net incurred loss and loss expenses in the automobile segment declined 22.6% to $24,482,706 which includes a 14.7% decline in direct paid loss and loss adjustment expense to $72,257,900 compared to $84,671,040 paid in 1997. The loss and loss expense ratio in this segment was 75.7% in 1998 and 76.3% in 1997.

Excess and surplus lines net incurred loss and loss expense totaled $1,422,524 in 1998, 6.2% higher than in 1997. Direct loss and loss expense payments totaled $1,951,703 in 1998, 44.4% higher than in 1997 primarily due to storm damage during the first quarter of 1998. For 1998 the loss and loss expense ratio was 56.5% compared to 51.2% in 1997.

Policy acquisition costs increased significantly in 1998 reflecting $6,700,000 in expense recovery recognized in 1997 and in lower reinsurance commission credits in 1998. In 1998 certain quota share reinsurance agreements covering automobile business were restructured under less favorable terms limiting loss recovery provisions. The effect of these changes flows through the reinsurance commission credits.

During 1998 salary and wages remained level and general and administrative expenses increased 23.3%. This increase is due to costs associated with the computer modification problems and higher professional fees resulting from the due diligence process, associated with the possible sale of the Registrant, which took place during 1998.

Fourth Quarter 1998

As expected the Registrant experienced a net loss of $4,251,378 during the fourth quarter after reporting net income of $3,251,844 during the first nine months of the year. This loss results from reduced earned premium revenue in the automobile segment due to increased competition as well as processing backlogs the result of computer modification problems during the Year 2000 conversion process and reserve increases. Net earned premium for the fourth quarter was $6,836,508 compared to $8,610,027 reported during the third quarter. In addition, ultimate losses in the automobile segment were increased $20,130,000 during this period resulting in loss and loss expenses of $7,193,566, a 105.2% loss ratio.

As a result of loss cost studies, the Registrant has historically been operating at the low end of the actuarial range. During the fourth quarter, loss and loss adjustment expense reserves increased from approximately 90% of the Registrant's independent actuary's estimate of $37.4 million at year end 1997 to approximately 93% of the estimate of $31.3 million at year end 1998.

Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, which are estimates of the amounts necessary to settle reported and unreported claims and their related loss adjustment expenses, there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant. The Registrant believes its current reserves are adequate. The Registrant's independent actuary's range of reasonable direct reserve estimates as of December 31, 1998 is between $26.6 million and $36.0 million and net of reinsurance recoveries the reserve range is between $10.4 million to $14.1 million.

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

In order to promote top-line growth, effective January 1, 1999 the Registrant reduced its ceding percentage on personal injury protection and property damage liability products by 13% to a ceding percentage of 65%.

Financial Position, Liquidity and Capital Resources

Net cash flow from operations was negative in 1998 as loss and loss adjustment expense payments and consolidated operating expense payments and debt payments exceeded premiums, fees and investment revenues. The Registrant put forth a concerted effort in 1997 and 1998 to settle outstanding claims, thereby reducing the number of claims outstanding in the minimum limits automobile personal injury protection line of business. This process accelerated loss payments contributing to the negative cash flow the Registrant experienced. The Registrant believes this practice will improve overall loss and loss expense experience by reducing ultimate loss settlement costs and litigation expenses. The Registrant's practice of maintaining a highly liquid investment portfolio allowed the Registrant to meet cash demands. The Registrant is optimistic that cash flow will improve as rate increases take effect, premium volume improves and the settlement of losses returns to a more normal pattern.

The Registrant maintains sufficient liquidity to meet operational needs. Cash dividend, capital expenditure, debt repayment and operating requirements will be provided by operations and investment activities. The investment policy continues to emphasize higher quality securities matched closely with the short liability duration.

Year 2000 Disclosure

The Registrant is aware of the issues associated with the programming code in existing computer systems as the Year 2000 approaches. The "Year 2000" problem is pervasive and complex, as virtually every computer system will be affected in some way by the rollover of the two-digit value to "00". The issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or fail.

In the ordinary course of business, the Registrant has installed various software and hardware that is Year 2000 compliant. The Registrant's telephone system is not completely Year 2000 compliant but the Registrant expects to install the necessary upgrades prior to September 30, 1999. The Registrant believes all other mission critical systems to be Year 2000 compliant.

The Registrant has confirmed with its primary processing vendors that they have or will make the necessary software and hardware upgrades prior to the end of 1999.

As a result of installing a new Year 2000 compliant premium and claims processing system the Registrant has experienced an increase in the backlog of policies, endorsements and cancellations to be processed. While progress continues to be made, it was necessary to increase staffing and engage outsourcing assistance in order to be able to eliminate the backlog in a reasonable time. At this time the Registrant is not able to estimate the extent to which costs of implementing this system will be in excess of the proposed budget of $1.4 million. However, the Registrant has budgeted an additional $200,000 for these expenses. Expenses associated with the installation of the Year 2000 compliant system were approximately $139,000 in 1998. Capital investments for this project approximate $860,000.

Failure of the Registrant, or its significant third party suppliers and vendors, to become fully Year 2000 compliant prior to December 31, 1999 could have a material adverse impact on the Registrant's results of operations, financial position and cash flows. The Registrant has identified certain third parties that could service its major lines of business in the event that critical system applications should fail as a result of the date roll-over to January 1, 2000.

The Registrant has conducted a comprehensive review of its underwriting guidelines and has determined that there is very little Year 2000 exposure in the insurance policies it sells. The Registrant believes that its exposure to Year 2000 claims will not be material. However, changing social and legal trends may create unintended coverage for exposures by reinterpreting insurance contracts and exclusions. It is impossible to predict what, if any, exposure insurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

Market Risk - Interest Rate Risk

The Registrant's exposure to market risk for changes in interest rates is concentrated in its investment portfolio and to a lesser extent its debt obligation. The following table provides information as of December 31, 1998 about our fixed maturity investments that are sensitive to interest rates. The table presents principal cash flow and related weighted-average interest rates by expected maturity dates. Actual cash flows may differ from those stated as a result of calls and prepayments. Short-term investments, which total $21,210,230 at December 31, 1998, all mature within one year. Principal payments on the note payable are scheduled at $600,000 per quarter over the next 48 months. The note payable accrues interest at 90 day LIBOR plus 250 basis points and is payable monthly.

                                                                 Weighted
                                            Principal            average
Fixed Maturities                           Cash Flows         interest rate

1999                                        $12,735                 5.7%
2000                                         12,704                 6.2%
2001                                         11,507                 6.4%
2002                                          4,455                 6.2%
2003                                          3,920                 6.3%
Thereafter                                   10,077                 6.4%
                                            -------

Total                                       $55,398
                                            =======

Market Value at December 31,1998            $57,222
                                            =======

Other Items

The Registrant paid an annual dividend of $.11 per share on February 5, 1999 to shareholders of record on January 22, 1999. The dividend payment totaled $794,988

During 1998 the Registrant conducted discussions with various companies interested in merging with or acquiring the Registrant and its subsidiaries. Due to stock market volatility during the last half of 1998 and an inability to reach a firm offer, the Registrant has discontinued any further negotiation and is not currently pursuing a merger or acquisition candidate.

Forward-Looking Statements

This Form 10-K contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are deemed by the Registrant to be covered by and to qualify for safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. These forward-looking statements relate to, among other things, (a) the expected benefits from (i) the award of a three year servicing contract by the Florida Automobile Joint Underwriting Association, and (ii) the extension of a service contract by the Florida Residential Property and Casualty Joint Underwriting Association, (b) the improvement of cash flow as a result of rate increases and a return to a more normal pattern of loss settlements, (c) the Registrant's third party vendors state of readiness and the Registrant's potential underwriting exposure to Year 2000 claims. Such statements reflect the current views of the Registrant and are subject to certain risks and uncertainties that include, but are not limited to, obtaining policy volume service levels under the Joint Underwriting Association service contracts, continued market acceptance of premium rate increases in the automobile minimum limits personal injury protection line of business and adequacy of loss reserves. The Registrant disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

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

Total consolidated revenues, exclusive of state mandated automobile assigned risk pool business, increased 3.9% from $57,836,017 in 1996 to $58,921,414 in 1997. Overall, total consolidated revenues increased 22.1% to $58,810,207 during 1997 from $48,163,935 for 1996. This change was influenced by an increase in insurance premiums earned (which was adversely affected by adjustments to state mandated assigned risk pool business in 1996), offset by a decline in service fees earned and lower net investment income.

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

Direct written premium in the Registrant's automobile lines decreased 10% in 1997 to $80,727,841 reflecting a decrease in market share as a result of rate increases instituted in December 1996 and increased competition in the market place. The Registrant took steps, with a March 1998 rate revision, to exploit pockets of opportunity resulting in the establishment of new territories, more competitive rates and a revised commission structure.

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

Item 8.  Financial Statements and Supplementary Data

         Index to Financial Statements and Supplementary Data

         Report of Independent Certified Public Accountants                                               II-9


         Consolidated Balance Sheets, December 31, 1998 and 1997                                          II-10


         Consolidated Statements of Operations                                                            II-11
                   Years ended December 31, 1998, 1997 and 1996


         Consolidated Statements of Comprehensive Income                                                  II-12
                   Years ended December 31, 1998, 1997 and 1996


         Consolidated Statements of Cash Flows                                                            II-13
                   Years ended December 31, 1998, 1997 and 1996


         Consolidated Statements of Changes in Stockholders' Equity                                       II-14
                   Years ended December 31, 1998, 1997 and 1996


         Notes to Consolidated Financial Statements                                                       II-15-39


Item 9.  Disagreements on Accounting and Financial Disclosure

         None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
  and Stockholders
Mobile America Corporation
Jacksonville, Florida

         We have audited the accompanying consolidated balance sheets of Mobile America Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive income changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile America Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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




                                         CHERRY, BEKAERT & HOLLAND, L.L.P.

Orlando, Florida
March 17, 1999

                   Mobile America Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1998 and 1997

                   Assets                                 1998               1997
----------------------------------------------      -------------       -------------

Investments:
   Securities held to maturity
     at amortized cost (fair value
     $30,811,888 and $43,511,416)                   $  30,321,793       $  43,620,417
   Securities available for sale at fair value
     (amortized cost $27,240,132
      and $30,557,149)                                 27,919,593          30,676,634

   Short-term investments                              21,210,230          16,940,962
                                                    -------------       -------------

     Total investments                                 79,451,616          91,238,013
                                                    -------------       -------------

Cash                                                    1,082,422           4,518,020
Receivables:
   Insurance premiums                                   3,974,909           3,324,666
   Accrued investment income                              904,692           1,181,450
   Reinsurance, paid losses and other                     398,395             100,486
   Reinsurance recoverable, unpaid losses              17,688,861          17,720,613
   Current income taxes                                 2,747,359             384,568
                                                    -------------       -------------

      Total receivables                                25,714,216          22,711,783
                                                    -------------       -------------

Deferred income tax                                       985,578           1,581,487

Ceded unearned premium                                 16,372,379          16,752,315

Deferred policy acquisition costs                      (2,743,281)         (2,047,989)

Property and equipment                                  2,153,357           1,553,683


Equity in pools and associations                        1,132,210             996,160
Other assets                                              514,919             938,666
                                                    -------------       -------------

                                                    $ 124,663,416       $ 138,242,138
                                                    =============       =============



         Liabilities and Stockholders' Equity                       1998                1997
-------------------------------------------------------       -------------       -------------

Insurance loss reserves, including
   life insurance policy benefits of $17,741 and $16,983      $  29,106,729       $  33,643,295
Unearned premium                                                 26,913,770          32,893,437
Unearned service fees                                               448,117             568,215
Contractholders funds                                            11,740,802           7,644,869
Reinsurance funds withheld and
   balances payable                                               6,664,985           7,001,015
Claim payments outstanding                                        2,073,901           3,845,055
Accrued expenses and other liabilities                            1,324,670             919,956
Deferred income tax on net unrealized gains on
   securities available for sale                                    231,017              40,625
Note payable                                                      9,600,000          12,000,000
                                                              -------------       -------------

        Total liabilities                                        88,103,991          98,556,467
                                                              -------------       -------------

Stockholders' equity:
Common stock, $.025 par value per share
   Authorized - 18,000,000 shares
   Issued - 7,644,414 shares                                        191,110             191,110

Preferred stock, $.10 par value per share
   Authorized - 500,000 shares
   Issued and outstanding - none                                          0                   0

Capital in excess of par value                                    4,348,842           4,348,842

Accumulated other comprehensive income:
Net unrealized appreciation on securities
   available for sale net of deferred
   income taxes of $231,017 and $40,625                             448,444              78,861

Treasury stock at cost, 476,872 and
   476,580 shares                                                (1,233,069)         (1,229,403)

Retained earnings                                                32,804,098          36,296,261
                                                              -------------       -------------

          Total stockholders' equity                             36,559,425          39,685,671
                                                              -------------       -------------

                                                              $ 124,663,416       $ 138,242,138
                                                              =============       =============

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                      Consolidated Statements of Operations
                  Years Ended December 31, 1998, 1997 and 1996

                                                              1998              1997              1996
                                                         ------------       ------------       ------------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $45,672,465,
      $48,192,318 and $52,488,683                        $ 34,501,693       $ 44,282,566       $ 40,363,615
   Insurance premiums earned, pools and
      associations net of premium ceded of
      $1,265,102, $(278,099) and $(6,296,113)                 442,038           (111,207)        (9,672,082)
   Service fees earned                                      8,897,068          8,957,080         11,001,222
   Investment income                                        4,629,349          5,390,681          5,935,194
   Other                                                       62,322             27,376             13,991
   Net realized gains (losses) on investments                (230,441)           263,711            521,995
                                                         ------------       ------------       ------------

         Total revenues                                    48,302,029         58,810,207         48,163,935
                                                         ------------       ------------       ------------


Expenses:
   Losses and loss adjustment expenses,  net of
      reinsurance recoveries of $42,637,114,
      $39,290,318 and $45,237,935                          25,569,250         33,107,714         31,545,501
   Losses and expenses incurred  pools and
      associations net of reinsurance recoveries
      of $1,265,797, $(251,630) and $(7,267,588)              573,558           (231,538)        (9,207,494)
   Policy acquisition costs                                 8,410,046          2,295,965          2,653,599
   Salaries and wages                                       7,470,166          7,454,778          6,756,416
   General and administrative                               7,770,182          6,301,231          6,423,989
   Interest on note                                           886,583          1,014,161          1,005,760
                                                         ------------       ------------       ------------

         Total expenses                                    50,679,785         49,942,311         39,177,771
                                                         ------------       ------------       ------------


Income (loss) before provision for income taxes            (2,377,756)         8,867,896          8,986,164
                                                         ------------       ------------       ------------

Provision (benefit) for income taxes:
   Current                                                 (1,974,131)         2,230,330          2,698,004
   Deferred                                                   595,909            461,770         (1,283,232)
                                                         ------------       ------------       ------------

         Total provision (benefit) for income taxes        (1,378,222)         2,692,100          1,414,772
                                                         ------------       ------------       ------------


Net income (loss)                                        $   (999,534)      $  6,175,796       $  7,571,392
                                                         ============       ============       ============

Basic and diluted earnings (loss) per share:
   Net income (loss)                                     $      (0.14)      $       0.86       $       1.05
                                                         ============       ============       ============

Weighted average number of shares of common
stock outstanding                                           7,167,605          7,148,471          7,179,058
                                                         ============       ============       ============


See notes to consolidated financial statements.

                         Mobile America Corporation and Subsidiaries
                       Consolidated Statements of Comprehensive Income
                         Years Ended December 31, 1998, 1997 and 1996



                                                      1998             1997             1996
                                                   ---------       -----------       -----------

 Net Income (loss)                                 $(999,534)      $ 6,175,796       $ 7,571,392
                                                   ---------       -----------       -----------

 Other comprehensive income:

 Unrealized gains on securities:
     Unrealized holding gains (losses)
     arising during period net of taxes
     $97,476, $(10,179), and $(112,464)              189,216           (19,759)         (218,310)
 Reclassification adjustment for (gains)
     losses included in net income (loss) net
     of taxes $92,916, $(52,592) and $(139,140)      180,367          (102,092)         (272,164)
                                                   ---------       -----------       -----------

 Other comprehensive income (loss)                   369,583          (121,851)         (490,474)
                                                   ---------       -----------       -----------


 Comprehensive income (loss)                       $(629,951)      $ 6,053,945       $ 7,080,918
                                                   =========       ===========       ===========


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1998, 1997 and 1996


                                                                 1998              1997              1996
                                                            -------------      ------------       ------------

Cash Flows from Operating Activities:
   Net Income (loss)                                        $   (999,534)      $  6,175,796       $  7,571,392
   Adjustments to reconcile net income to
    net cash used in operating activities:
   Provision for depreciation                                    299,273            161,611            200,882
   Gain on sale of investments                                   230,441           (263,711)          (521,995)
   Change in assets and liabilities:
     Insurance premium receivable                               (786,294)           781,455          2,373,767
     Accrued investment income                                   276,758            420,348            369,558
     Deferred policy acquisition costs                           695,292           (687,006)        (1,474,845)
     Prepaid expenses and other assets                           423,747            (38,260)          (346,401)
     Insurance loss reserves                                  (4,536,566)       (14,052,360)        (6,950,031)
     Unearned premium                                         (5,979,667)        (5,225,192)        (1,416,520)
     Contractholders funds                                     4,095,933           (374,376)          (398,406)
     Reinsurance funds held and balances payable                (336,030)       (10,352,352)        (8,767,138)
     Claim payments outstanding                               (1,771,154)        (2,830,605)          (159,649)
     Accrued expenses                                            404,715            (21,890)           555,744
     Current income taxes                                     (2,362,791)           (57,017)          (879,419)
     Deferred income taxes recoverable                           595,909            461,770         (1,283,232)
     Ceded unearned premium                                      379,936          3,595,121          3,913,258
     Reinsurance recoverable                                    (266,157)         9,849,468          6,151,559
     Unearned service fees                                      (120,098)          (761,417)        (1,281,270)
                                                            ------------       ------------       ------------

      Net cash used in operating activities                   (9,756,287)       (13,218,617)        (2,342,746)
                                                            ------------       ------------       ------------


Cash Flows from Investing Activities:
   Net change in short term investments                       (4,269,268)         5,290,513            238,839
   Purchase of investments                                   (12,113,463)        (9,547,210)       (32,924,649)
   Proceeds from sale and maturity of investments             28,675,543         23,472,111         32,817,300
   Purchase of property and equipment                         (1,075,828)          (643,588)          (279,671)
                                                            ------------       ------------       ------------

      Net cash provided (used) in investing activities        11,216,984         18,571,826           (148,181)
                                                            ------------       ------------       ------------

Cash Flows from Financing Activities:
   Purchase, sale of treasury stock, net                          (3,666)          (162,754)           (45,650)
   Dividends paid to stockholders                             (2,492,629)        (2,475,079)        (2,171,236)
   Principal repayment, note payable                          (2,400,000)                 0                  0
                                                            ------------       ------------       ------------
                   Net cash used in
                        financing activities                  (4,896,295)        (2,637,833)        (2,216,886)
                                                            ------------       ------------       ------------

Net increase (decrease) in cash                               (3,435,598)         2,715,376         (4,707,813)

Cash, beginning of year
                                                               4,518,020          1,802,644          6,510,457
                                                            ------------       ------------       ------------

Cash, end of year                                           $  1,082,422       $  4,518,020       $  1,802,644
                                                            ============       ============       ============

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 1998, 1997 and 1996

                                                          1998               1997               1996
                                                      ------------       ------------       ------------
Common stock:
    Balance beginning of year                         $    191,110       $    168,010       $    168,010
    Stock dividend                                               0             23,100                  0
                                                      ------------       ------------       ------------

    Balance end of year                                    191,110            191,110            168,010
                                                      ------------       ------------       ------------

Preferred stock:
    No change during year                                        0                  0                  0
                                                      ------------       ------------       ------------

Capital in excess of par value:
    Balance beginning of year                            4,348,842          2,729,588          2,686,060
    Stock dividend                                               0            970,219                  0
    Sale of treasury stock                                       0            556,527             43,528
    Deferred compensation                                        0             92,508                  0
                                                      ------------       ------------       ------------

    Balance end of year                                  4,348,842          4,348,842          2,729,588
                                                      ------------       ------------       ------------

Accumulated other comprehensive income:
Net unrealized appreciation on securities
 available for sale:
    Balance beginning of year                               78,861            200,712            691,185
    Increase (decrease)                                    559,975           (184,623)          (742,076)
    Deferred taxes                                        (190,392)            62,772            251,603
                                                      ------------       ------------       ------------

    Balance end of year                                    448,444             78,861            200,712
                                                      ------------       ------------       ------------

Treasury stock:
    Balance beginning of year                           (1,229,403)          (510,122)          (420,944)
    Purchases of 292, 86,224, and 10,000 shares             (3,666)          (912,754)           (93,750)
    Sale of 0, 75,000 and 5,000 shares                           0            193,473              4,572
                                                      ------------       ------------       ------------

    Balance end of year                                 (1,233,069)        (1,229,403)          (510,122)
                                                      ------------       ------------       ------------

Retained earnings:
    Balance beginning of year                           36,296,261         33,588,833         28,188,679
    Net income (loss)                                     (999,534)         6,175,796          7,571,392
    Cash dividends $.35, $.35 and $.30 per share        (2,492,629)        (2,474,416)        (2,171,238)
    Stock dividend                                               0           (993,952)                 0
                                                      ------------       ------------       ------------

    Balance end of year                                 32,804,098         36,296,261         33,588,833
                                                      ------------       ------------       ------------

Total stockholders' equity end of year                $ 36,559,425       $ 39,685,671       $ 36,177,021
                                                      ============       ============       ============

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

(a)      Basis of Financial Statement Presentation

         The consolidated financial statements have been prepared on the basis of generally accepted accounting principles (GAAP). The Company follows the accounting standards established by the Financial Accounting Standards Board
(FASB) and the American Institute of Certified Public Accountants.

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

(d) Estimates

         The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The most significant estimates are those relating to reserves for losses and loss adjustment expenses. Management continually reviews the estimates and makes adjustments as necessary. Accordingly, actual results could differ significantly from those estimates.

(e)      Method for Valuing Investments

         The Company classifies all of its fixed maturities and equity securities as either available-for-sale or held-to-maturity. Fixed maturities held-to-maturity consist of certain bonds, presented at amortized cost, that management intends and has the ability to hold to maturity. Fixed maturities available-for-sale consist of bonds, presented at fair value, that management may not hold until maturity. All equity securities are available-for-sale and include common and preferred stock which are carried at fair value. Unrealized gains or losses on

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies (continued)

investments classified as available-for-sale, net of deferred income taxes, are included as a separate component of stockholders' equity. The change in unrealized gains or losses during the year is a component of comprehensive income. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

         Realized gains and losses on sale of fixed maturities and equity securities are determined on the specific-identification basis using amortized cost for fixed maturities and cost for equity securities. Any gains and losses are reflected in the accompanying statements of operations.

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

(g) Financial Instruments

         In the normal course of business, the Company enters into transactions involving various financial instruments, including debt investments such as fixed maturities, and equity securities. These instruments involve credit risk and also may be subject to risk of loss due to interest rate fluctuations. The Company evaluates and monitors each financial instrument to minimize the risk of loss.

(h) Deferred Policy Acquisition Costs

         The costs, primarily commissions, associated with acquiring new insurance contracts have been deferred. Such costs are being amortized to income as premiums are earned or over the contracts premium paying period.

(i) Property and Equipment

         Property and equipment is carried at cost and is depreciated principally using the straight-line method over the estimated useful lives of the respective assets. Maintenance and repairs are charged to expenses as incurred; additions and major betterments are capitalized and depreciated. Upon retirement or disposal of assets,

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies (continued)

the accounts are relieved of the cost and the related accumulated depreciation and any gains or losses are reflected in the consolidated statements of operations.

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

         The liability for future policy benefits of life insurance contracts has been provided for on a net level premium method based on estimated investment yields, withdrawals, mortality, termination's, morbidity, and other assumptions which were appropriate at the time the contracts were issued.

         Estimates of life insurance benefits were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at December 31, 1998.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies (continued)

(l)      Recognition of Premium Revenues and Related Expenses

         Premiums for long-duration life insurance contracts are recognized as revenues when due from the policyholders. Premiums for short-duration property and casualty insurance contracts are recognized as revenues on a pro rata basis over the term of the policies. The portion of premiums written applicable to the unexpected terms of the policies is recorded as unearned premium. Benefits, losses and related expenses are matched with premiums, resulting in their recognition over the expected lives of the contracts. This matching is accomplished through the provision for future policy benefits, estimates of unpaid losses and amortization of deferred policy acquisition costs.

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

(n)      Earnings Per Share

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

 (o)     Supplemental Cash Flow Information

         Income Taxes Paid - Income taxes paid totaled $396,510 in 1998, $2,230,000 in 1997 and $3,577,423 in 1996. Interest paid totaled $886,583 in
1998, $1,014,161 in 1997 and $1,005,760 in 1996.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 1.  Summary of Significant Accounting Policies (continued)

(p)    Income Taxes

       Income taxes are calculated under the liability method. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Items giving rise to such differences are primarily insurance reserves and unearned premiums.

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

(r)      Stock Dividend

         All common shares and per share amounts have been adjusted to give effect to a 15% stock dividend distributed to shareholders on June 23,1997.

(s)      Accounting Change

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 requires the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity, including net income, during a period except those resulting from investments by owners and distributions to owners. The Company adopted Statement 130 in the first quarter of 1998 and elected to present comprehensive income in a separate financial schedule to the consolidated financial statements. The only component of comprehensive income to be reported is the change in the net unrealized gain or loss on securities available for sale.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 1.  Summary of Significant Accounting Policies (continued)

(s)      Accounting Change (continued)

         Also in June 1997, the FASB issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information". This Statement establishes standards for the way enterprises report information about operating segments and also establishes standards for related disclosure about products and services, geographic area and major customers. The Company has adopted Statement 131 in 1998 and has presented the required segment disclosure in a note to the consolidated financial statements.

(t)      Reclassifications

         Certain prior-year amounts have been reclassified to conform with current-year presentations. These reclassifications had no effect on the net income or stockholder's equity.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 2.  Investments

         Major categories of investment income are summarized as follows:

                               1998            1997            1996
                            ----------      ----------      ----------
Fixed Maturities            $3,632,583      $4,578,852      $4,961,776
Equity Securities               23,922          30,364          51,884
Short Term Investments         972,844         781,465         921,534
                            ----------      ----------      ----------
                            $4,629,349      $5,390,681      $5,935,194
                            ==========      ==========      ==========

         Net realized and change in net unrealized gains (losses) on fixed maturities and equity securities are summarized as follows:

                           Fixed          Equity
                        Maturities      Securities       Other           Total
                        ---------       ---------       --------       -----------
           1998
         ---------
         Realized       $ (18,320)      $(212,121)      $      0       $  (230,441)
         Unrealized      (907,865)       (251,207)             0        (1,159,072)
                        ---------       ---------       --------       -----------
         Combined       $(926,185)      $(463,328)      $      0       $(1,389,513)
                        =========       =========       ========       ===========

           1997
         ---------
         Realized       $ (26,430)      $ 284,396       $  5,745       $   263,711
         Unrealized      (157,110)        (32,755)             0          (189,865)
                        ---------       ---------       --------       -----------
         Combined       $(183,540)      $ 251,641       $  5,745       $    73,846
                        =========       =========       ========       ===========

           1996
         ---------
         Realized       $ 126,194       $ 431,862       $(36,061)      $   521,995
         Unrealized      (997,948)       (172,805)             0        (1,170,753)
                        ---------       ---------       --------       -----------
         Combined       $(871,754)      $ 259,057       $(36,061)      $  (648,758)
                        =========       =========       ========       ===========

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 2.  Investments (continued)

         The aggregate fair value, gross unrealized gains, gross unrealized losses and amortized cost of available for sale and held to maturity securities by major security type at December 31, 1998 and 1997 are as follows:

                                                        Gross             Gross
                                      Amortized      Unrealized         Unrealized          Fair
                                        Cost            Gains            (Losses)           Value
                                     -----------      ---------       ------------       -----------
 Available for sale securities:
 December 31, 1998
 ------------------------------
 U. S. Government and
   government agencies               $ 7,018,385      $ 112,553       $     (2,051)      $ 7,128,887
 States, municipalities and
   political subdivisions             12,679,552        348,640                 (4)       13,028,188
 Corporate debt securities             6,143,925        112,241             (3,254)        6,252,912
 Equity securities                     1,398,270        240,182           (128,846)        1,509,606
                                     -----------      ---------       ------------       -----------
                                     $27,240,132      $ 813,616       $   (134,155)      $27,919,593
                                     ===========      =========       ============       ===========
 Held to maturity securities:
 December 31, 1998
 ------------------------------
 U. S. Government and
   government agencies               $ 6,850,288      $  87,151       $       (486)      $ 6,936,953
 States, municipalities and
   political subdivisions             19,118,163        376,841            (11,244)       19,483,760
 Corporate debt securities             3,497,342         40,760             (3,274)        3,534,828
 Mortgage backed securities              856,000          4,748             (4,401)          856,347
                                     -----------      ---------       ------------       -----------
                                     $30,321,793      $ 509,500       $    (19,405)      $30,811,888
                                     ===========      =========       ============       ===========

 Available for sale securities:
 December 31, 1997
 ------------------------------
 U. S. Government and
   government agencies               $11,510,997      $  73,063       $     (6,442)      $11,577,618
 States, municipalities and
   political subdivisions             12,273,279        336,565                 (2)       12,609,842
 Corporate debt securities             5,259,932         75,235           (219,062)        5,116,104
 Equity securities                     1,512,941        177,757           (317,629)        1,373,070
                                     -----------      ---------       ------------       -----------
                                     $30,557,149      $ 662,620       $   (543,135)      $30,676,634
                                     ===========      =========       ============       ===========
 Held to maturity securities:
 December 31, 1997
 ------------------------------
 U. S. Government and
   government agencies               $12,194,912      $  27,567       $    (22,208)      $12,200,271
 States, municipalities and
   political subdivisions             24,926,045        279,417            (62,055)       25,143,407
 Corporate debt securities             5,253,806         29,095           (362,292)        4,920,609
 Mortgage backed securities            1,245,654          4,459             (2,984)        1,247,129
                                     -----------      ---------       ------------       -----------
                                     $43,620,417      $ 340,538       $   (449,539)      $43,511,416
                                     ===========      =========       ============       ===========

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 2.  Investments (continued)

         The scheduled maturities of available for sale and held to maturity securities at December 31, 1998 are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalties.

                                             Amortized          Fair
                                                Cost            Value
                                            -----------      -----------
Available for sale securities:

Due in one year or less                     $ 5,477,565      $ 5,510,582
Due after one through five years             16,770,295       17,145,466
Due after five years through ten years        1,535,875        1,604,914
Due after ten years                           2,058,127        2,149,025
                                            -----------      -----------
                                            $25,841,862      $26,409,987
                                            ===========      ===========

Held to maturity securities:

Due in one year or less                     $ 7,065,555      $ 7,101,241
Due after one through five years             17,621,218       17,962,711
Due after five years through ten years        3,292,700        3,386,381
Due after ten years                           1,486,320        1,505,209
Mortgage backed securities                      856,000          856,346
                                            -----------      -----------
                                            $30,321,793      $30,811,888
                                            ===========      ===========

         Proceeds from sales of held to maturity securities and related gross realized gains and losses were as follows:

                                        1998            1997            1996
                                    ----------      ----------      ----------
         Proceeds from sales        $1,131,268      $1,723,087      $3,695,874
         Gross realized gains            2,161             349         142,421
         Gross realized losses               0           6,472             956

         The Company's three insurance subsidiaries, Fortune, Fortune Life, and Pegasus maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carrying value of the investments on deposit was $1,552,720 at December 31, 1998 and $1,551,924 at December 31, 1997. These
deposits are included in the investment tables and exhibits of this report.

         The Company's two finance companies also maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carrying value of these investments was $70,000 at December 31, 1998 and 1997.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 3.  Deferred Policy Acquisition Costs

         Costs, principally commissions, related to the production of new business, are deferred and amortized as summarized below:

Fortune                                 1998              1997              1996
------------------------------      -----------       -----------       -----------
Balance at beginning of year        $  (714,114)      $   (40,541)      $(1,421,049)
Commissions and other costs
      deferred                        5,402,399         5,669,882         5,898,751
Charged to expense                   (6,410,483)       (6,343,455)       (4,518,243)
                                    -----------       -----------       -----------
Balance at end of year              $(1,722,198)      $  (714,114)      $   (40,541)
                                    ===========       ===========       ===========


Mobile America Insurance Group          1998              1997              1996
------------------------------      -----------       -----------       -----------
Balance at beginning of year        $(1,863,658)      $(2,971,365)      $(2,812,521)
Commissions and other costs
      deferred                        1,532,174        (3,997,252)       (3,784,189)
Charged to expense                   (1,144,684)        5,104,959         3,625,345
                                    -----------       -----------       -----------
Balance at end of year              $(1,476,168)      $(1,863,658)      $(2,971,365)
                                    ===========       ===========       ===========


Fortune Life                            1998              1997              1996
------------------------------      -----------       -----------       -----------
Balance at beginning of year        $    58,679       $    44,532       $     7,690
Commissions and other costs
      deferred                           17,639           106,402            60,855
Charged to expense                      (68,795)          (92,255)          (24,013)
                                    -----------       -----------       -----------
Balance at end of year              $     7,523       $    58,679       $    44,532
                                    ===========       ===========       ===========


Pegasus                                 1998              1997              1996
------------------------------      -----------       -----------       -----------
Balance at beginning of year        $   471,104       $   232,379       $    16,040
Commissions and other costs
      deferred                          555,731         1,091,866           464,398
Charged to expense                     (579,273)         (853,141)         (248,059)
                                    -----------       -----------       -----------
Balance at end of year              $   447,562       $   471,104       $   232,379
                                    ===========       ===========       ===========
Consolidated totals                 $(2,743,281)      $(2,047,989)      $(2,734,995)
                                    ===========       ===========       ===========

         Several of the automobile insurance lines written by Fortune have been reinsured on a quota share basis, whereby a reinsurer provides ceding commission to the Company in return for ceded premium. In some instances

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 3.  Deferred Policy Acquisition Costs (continued)

the ceding commissions received exceed the costs to the Company of soliciting new business, thereby generating credits to commission expense and deferred policy acquisition costs. Ceding commission received in 1998, 1997 and 1996 is approximately $4,447,000, $7,932,000, and $7,527,000, respectively. Deferred policy acquisition cost reinsurance credits reported in the Company's balance sheet at December 31, 1998 and 1997 are $6,787,291 and $7,049,081, respectively.

Note 4.  Property and Equipment

         Property and equipment consists of the following at December 31,1998 and 1997:

                                        1998              1997
                                    -----------       -----------
EDP equipment                       $ 2,191,731       $ 1,506,191
Office equipment and furniture        1,426,572         1,420,554
Land                                    433,000           433,000
Buildings                               105,522           105,522
Transportation equipment                412,935           228,329
Leasehold improvements                   71,357            68,193
Other                                    10,982            10,982
                                    -----------       -----------

Property and equipment                4,652,099       $ 3,772,771

Less accumulated depreciation        (2,498,742)       (2,219,088)
                                    -----------       -----------

Property and equipment, net         $ 2,153,357       $ 1,553,683
                                    ===========       ===========

         Depreciation expense charged to operations was $299,274, $161,611, and $200,881 in 1998,1997, and 1996, respectively. The useful lives of property and equipment for purposes of computing depreciation are: buildings from ten to twenty years, EDP equipment, office equipment and furniture and transportation equipment from three to ten years, and leasehold improvements five to ten years.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 4.  Property and Equipment (continued)

         Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Due to the nature of the Company's business, with limited use of long-lived assets, it has been determined that no impairment loss need be recognized.



Note 5.  Reinsurance

         The insurance subsidiaries have various reinsurance agreements which significantly affect their operations. Risks are reinsured to limit loss size and to increase underwriting capacity, although the Company remains primarily liable to the policyholders on all risks transferred.

         The Company acquires property and casualty excess of loss reinsurance separately for it's primary insurance business lines. This program provides the Company with coverage ranging from $260,000 in excess of $40,000 on a per risk basis, and up to $520,000 on a per occurrence basis.

         Catastrophic property losses are reinsured under two programs. Fortune limits its liability from hurricane losses to 10% of losses in excess of $1,079,400 by participation in the Florida Hurricane Catastrophe Fund. Pegasus limits it's liability to 5% of losses in excess $1,300,000 up to $10,000,000. Catastrophic reinsurance, provided by various reinsures in multiple layers, serves to protect the insurer from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, riot, vandalism, earthquake, freezing temperatures or other extraordinary events. The Company also maintains reinsurance coverage for extra contractual obligations and excess limits judgements up to $1,000,000 for each property risk and/or each casualty occurrence subject to a deductible of the greater of $100,000 or a loss in excess of its underlying reinsurance programs.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 5.  Reinsurance (continued)

The effect of reinsurance on premiums written and earned for 1998, 1997 and 1996 is as follows (dollars in thousands):

                     1998                     1997                      1996
             --------------------      --------------------      -------------------
             Written      Earned       Written      Earned       Written      Earned
             --------------------      --------------------      -------------------
Direct       $75,902      $81,881      $86,860      $92,085      $75,468      $76,884
Assumed            0            0            0            0            0            0
Ceded         46,557       46,938       44,319       47,914       42,279       46,193
             -------      -------      -------      -------      -------      -------

Net          $29,345      $34,943      $42,541      $44,171      $33,189      $30,691
             =======      =======      =======      =======      =======      =======

         The amount of reinsurance recoveries deducted from direct and pool participation losses incurred during 1998, 1997 and 1996 was approximately $43,767,000, $39,000,000 and $37,970,000, respectively.

         The Company evaluates the financial condition of its reinsurers to minimize its exposures to significant losses from reinsurer insolvency. Reinsurance receivables, ceded unearned premiums and offsetting funds withheld/payable balances for each significant reinsurer at December 31, 1998 is presented below (in thousands):

                                                                 Ceded
                                             Reinsurance        Unearned         Funds Held
                                             Recoverable        Premium       or Balances Due
                                             -----------        --------      ---------------
Clarendon National Insurance Company           $ 2,529          $ 1,071          $(6,948)
Sirius Reinsurance Company                       4,934            4,285            2,850
National Union Fire Insurance Company            4,830            5,357            7,816
Everest Reinsurance Company                        541                0           (3,415)
Ranger Insurance Company                           174                0             (207)
Motors Insurance Company                         3,593            4,285            4,620
Odyssey Reinsurance Company                      1,033            1,071            1,579
Other                                               55              303              370
                                               -------          -------          -------

                                               $17,689          $16,372          $ 6,665
                                               =======          =======          =======

       The amount due from Everest Reinsurance Company is in dispute and may be settled through arbitration as specified in the reinsurance contract. The balance reported, $3,415,000, is the amount expected to be collected and is net of an allowance of $522,670.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 6.  Regulatory Restrictions

         Fortune, Fortune Life and Pegasus are subject to regulation by the insurance departments of the states in which they are licensed. Under the regulations, cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and capital gains, or out of earned surplus even though total surplus may be less than capital stock and paid-in capital. Fortune, which is subject to Florida law, may not pay, unless otherwise approved by the State Insurance Commissioner, dividends in any one year which exceed the greater of (a) 10% of such surplus funds or (b) the total amount of such funds derived during the immediate preceding year. The insurance companies did not pay dividends in 1998, 1997 and 1996.

         Following are reconciliations of net income and stockholders' equity for Fortune, Fortune Life and Pegasus from a statutory basis to those presented on a GAAP basis for the year ended December 31, 1998:

                                                                Fortune
                                              Fortune             Life           Pegasus
                                           ------------       -----------       -----------
Net gain(loss) from operations -
   statutory basis                         $ (1,399,602)      $    95,048       $   411,718
                                           ------------       -----------       -----------

Change in deferred acquisition costs         (1,269,873)          (51,156)          (23,542)
Change in deferred ceding commissions           261,790                 0                 0
Change in reserves                                    0            38,441                 0
Other                                          (533,009)            1,689                 0
                                           ------------       -----------       -----------
                                             (1,541,093)          (11,026)          (23,542)
                                           ------------       -----------       -----------
Net gain(loss) from operations -
   GAAP basis                              $ (2,940,695)      $    84,022       $   388,176
                                           ============       ===========       ===========
Stockholder's equity -
   statutory basis                         $ 13,296,992       $ 3,237,049       $ 5,035,532
                                           ------------       -----------       -----------

Deferred acquisition costs                    5,065,094             7,523           447,563
Deferred ceding commissions                  (6,787,291)                0                 0
Adjustments to reserves                               0                18                 0
Deferred income taxes                         1,370,526           (20,702)                0
Non-admitted assets                             305,231           (17,375)                0
Unrealized gains                                (65,629)           32,761           (41,742)
Other                                           199,506            10,038                 0
                                           ------------       -----------       -----------
                                                 87,436            12,263           405,821
                                           ------------       -----------       -----------
Stockholder's equity - GAAP basis          $ 13,384,428       $ 3,249,311       $ 5,441,353
                                           ============       ===========       ===========

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 7.  Pension Plan

The Company's defined contribution pension plan covers substantially all full-time employees. Contributions are based on employee earnings. Total contributions made by the Company during 1998, 1997, and 1996 were $324,000, $288,000, and $240,000, respectively.

Note 8. Capital Stock

Stock Options

         The Company's incentive plan, adopted in 1995, provides for the issuance to key employees and directors of up to 500,000 shares of common stock through options, stock appreciation rights and other stock-based awards as defined under current tax laws. Incentive stock options for employees are exercisable for periods of up to ten years from the date of the grant at a price equal to the fair market value on the date of the grant. In the case of an incentive option granted to an individual who owns at least 10% of the total combined voting power of the Company, the exercise price must be at least 110% of the fair market value of the common stock on the date of grant and the option term cannot exceed five years. Stock appreciation rights entitle the recipient to receive the difference between the fair market value of the common stock on the date of exercise and the stock appreciation rights price in cash or in shares of common stock, or a combination. Restricted stock awards entitle the recipient to receive shares of common stock subject to forfeiture restrictions that lapse over time or upon the occurrence of specific events.

         The options are accounted for under Accounting Principles Board Opinion No. 25 (APB 25). Under APB 25, if the exercise price of the options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. In August 1998, the Company granted options to purchase 50,000 shares at $7.13. These options are fully vested. In November 1998, options were granted to purchase 36,750 shares at $5.56. These options vest 20% per year. During 1997, the Company granted options to purchase 5,000 shares at $4.40 when the market price of the Company's common stock was $9.63. These options vest 20% per year beginning on the first anniversary date of grant. Compensation expense of $10,460 and $3,487 was charged to operations in 1998 and 1997, respectively. Deferred compensation of $38,353 is reported in other assets at December 31, 1998 and will be charged to operations over the vesting period.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 8.  Capital Stock (continued)

Changes in Stock Options were as follows:

                                    Average
                        1998     Exercise Price        1997        1996
                        ----     --------------        ----        ----
Beginning Balance      269,363           $9.92        176,363     105,438
Granted                 86,750           $6.49        170,000      77,175
Exercised                    0           $   0        (75,000)     (5,000)
Cancelled/ Expired     (11,000)          $9.78         (2,000)     (1,250)
                       -------           -----        -------     -------
Ending Balance         345,113           $8.45        269,363     176,363
                       =======           =====        =======     =======

Exercisable            231,383           $8.30        138,150      87.250
                       =======           =====        =======     =======

       In compliance with Statement of Financial Accounting Standards No. 123, the Company has elected to provide pro forma disclosures. As such, the Company's net income and earnings per share for 1998, 1997 and 1996 adjusted to reflect pro forma amounts are indicated below (dollar amounts in thousands except for earnings per share)

                               1998             1997            1996
                               ----             ----            ----
Net Income:
    As reported              $  (999)          $6,176          $7,571
                             =======           ======          ======

    Pro forma                $(1,170)          $5,935          $7,469
                             =======           ======          ======

Earnings Per Share:
    As reported              $ (0.14)          $ 0.86          $ 1.05
                             =======           ======          ======

    Pro forma                $ (0.16)          $ 0.83          $ 1.04
                             =======           ======          ======

The fair value of options granted in 1998, 1997 and 1996 was estimated using the Black-Scholes option pricing model. The weighted average fair value and related assumptions were as follows:

                                        1998      1997     1996
                                        ----      ----     ----

         Weighted average fair          $3.32     $3.72    $3.61
         value:

         Expected volatility               60%       39%      39%

         Risk free interest rate         4.70%     6.20%    6.24%

         Expected lives               5 Years   5 Years   5 Years

         Dividend yield                   1.2%      2.5%     2.5%

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 8.  Capital Stock (continued)

Earnings (Loss) Per Share:

                                                   1998             1997            1996
                                                   ----             ----            ----
Numerator:
Income available to common shareholders'      $  (999,534)      $6,175,796      $7,571,392
                                              ===========       ==========      ==========

Denominator:
  Basic earnings per share
  weighted average shares                       7,167,605        7,148,471       7,179,058

Effect of dilution:
  Employee stock options                           36,511           57,066          12,019
                                              -----------       ----------      ----------

Diluted earnings per share adjusted
weighted average shares and assumed
conversions                                     7,204,116        7,205,537       7,191,077
                                              ===========       ==========      ==========

Basic earnings per share                      $     (0.14)      $     0.86      $     1.05
                                              ===========       ==========      ==========

Diluted earnings per share                    $     (0.14)      $     0.86      $     1.05
                                              ===========       ==========      ==========

Note 9.  Income Taxes

         The following analysis reconciles the statutory Federal income tax rate to the effective tax rates (dollars in thousands):


                                                             1998               1997                1996
                                                        --------------   ----------------    ----------------
         Statutory Federal rate                        ($808)      34%    $3,015     34%      $3,055      34%
         Increase (reductions) in effective tax
           rate resulting from:
              Tax exempt interest                       (537)     22.6      (754)    (8.5)      (698)    (7.8)
              Dividends received deduction                (5)      0.2        (7)    (0.1)       (11)    (0.1)
              Special life insurance
               company deductions                        (22)      0.9       (46)    (0.5)       (38)    (0.4)
              State income taxes                         (63)      2.7       304      3.4        265      2.9
              Change in valuation allowance                0       0.0         0      0.0       (733)    (8.2)
              Other                                       57      (2.4)      180      2.1       (425)    (4.7)
                                                       -----      ----     -----     ----     ------     ----
         Effective tax rate                          ($1,378)     58.0%   $2,692     30.4%    $1,415      15.7%
                                                     =======      ====    ======     ====     ======     =====

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 9.  Income Taxes (continued)

         Consolidated deferred tax expense (credit) results from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The source of these differences and their tax effect are summarized as follows (in thousands):

                                             1998          1997          1996
                                             ----          ----          ----

Increase (decrease) in discounted loss
   and loss adjustment expense reserves      $ 212       $   143       $   (37)
Increase (decrease) in deferred
   insurance premiums                          416           124          (300)
Decrease in valuation allowance                  0             0          (733)
Various                                        (33)          195          (213)
                                             -----       -------       -------
                                             $ 595       $   462       $(1,283)
                                             =====       =======       =======

         Consolidated deferred taxes receivable resulting from temporary differences in the recognition of revenue and expense for tax and financial statement purposes are summarized as follows (in thousands):

                                           1998          1997
                                           ----          ----

Discounted loss and loss adjustment
 expense reserves                        $   471       $   627
Deferred insurance premiums                  793         1,209
Various                                     (278)         (255)
                                         -------       -------
                                         $   986       $ 1,581
Valuation allowance                            0             0
                                         -------       -------
                                         $   986       $ 1,581
                                         =======       =======

         The Company believes, that based upon its lengthy and consistent history of profitable operations, it is probable that the deferred tax asset will be realized and no deferred tax allowance is deemed necessary at December 31, 1998.

         Deferred taxes payable of $231,017 and $40,625 are provided on unrealized gains, on equity securities and fixed maturities available for sale at December 31, 1998 and 1997, respectively.

         Beginning in 1995, the Company and its subsidiaries filed a consolidated federal income tax return, while prior to 1995 the life insurance subsidiary filed a separate return.

         The Internal Revenue Service (IRS) is currently examining the Company's federal income tax returns for 1995 and 1996. The IRS has proposed certain adjustments to the returns for possible additional income tax due. The Company believes that any additional tax due will be immaterial.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 10. Business Segments

         The Company and its subsidiaries operate exclusively in Florida within principally six business segments: automobile insurance, excess surplus lines property insurance, fee for service administration, premium finance, corporate and other miscellaneous. The automobile insurance segment sells personal lines automobile insurance through independent insurance agents primarily in south Florida. The excess surplus lines segment writes specialized property insurance coverage. The fee for service segment contracts as a servicing carrier for the Florida Residential Property and Casualty Joint Underwriting Association, the Florida Automobile Joint Underwriting Association and as a subcontractor for Policy Management Systems Corporation performing various underwriting and claims administration services for a fee. The premium finance segment finances policies written through the Company. The corporate segment includes home office revenues and assets that are not specific to any particular segment. The other category is attributable to a life insurance company and other small inactive companies that do not meet the quantitative thresholds for a separate segment.

         Management evaluates performance and allocates assets based on the separate entities owned by the Company. The reportable segments are business units that offer different products or services. The reportable segments are each managed separately. Fortune's business is over 95% automobile insurance and a small amount of personal property insurance, Pegasus sells excess and surplus lines insurance, Fortune Life sells life insurance, Fortune Financial operates a fee for service business and Big Gorilla, Inc. is involved in premium finance.

         The following schedule presents revenues, profit (loss) before taxes and assets by operating segment for 1998, 1997 and 1996. The reconciling items for revenues and assets include adjusting available for sale securities to market value and the reclassification of reinsurance recoverable balances and the eliminations of intercompany holdings.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 10.  Business Segments (continued)

                                                           1998                1997                1996
                                                      -------------       -------------       -------------
Segment revenues:

Automobile insurance                                  $  39,772,697       $  50,587,743       $  40,293,771
Excess and surplus lines insurance                        3,626,913           3,634,305           1,279,767
Fee for service                                           2,912,680           2,784,602           4,771,683
Corporate                                                 1,677,145           1,777,974           1,575,824
Premium finance                                             675,839             409,530             706,436
Other                                                       288,756             371,842             288,111
                                                      -------------       -------------       -------------

   Total segment revenues                                48,954,030          59,565,996          48,915,592

Intercompany eliminations                                  (652,001)           (755,789)           (751,657)
                                                      -------------       -------------       -------------

   Total consolidated revenues                        $  48,302,029       $  58,810,207       $  48,163,935
                                                      =============       =============       =============

Segment profit (loss) before taxes:

Automobile insurance                                  $  (4,528,347)      $   6,390,798       $   5,317,519
Excess and surplus lines insurance                        1,209,607           1,181,557             307,428
Fee for service                                             940,628           1,042,298           2,686,587
Corporate                                                  (385,929)           (101,563)            (54,316)
Premium finance                                             303,887             119,990             523,016
Other                                                        82,398             234,816             205,930
                                                      -------------       -------------       -------------

   Total consolidated profit (loss) before taxes      $  (2,377,756)      $   8,867,896       $   8,986,164
                                                      =============       =============       =============

Segment assets:

Automobile insurance                                  $  69,603,743       $  84,761,747       $ 107,426,445
Excess and surplus lines insurance                        9,589,246           8,404,569           7,122,283
Fee for service                                           6,250,161           5,331,845           6,007,467
Corporate                                                35,101,117          39,543,115          34,379,290
Premium finance                                           3,494,370           2,400,943           3,272,152
Other                                                     3,180,653           3,358,286           4,125,463
                                                      -------------       -------------       -------------

   Total segment assets                                 127,219,290         143,800,505         162,333,100

GAAP adjustments & reclassifications                    (41,623,102)        (41,623,102)        (37,257,058)
Intercompany Eliminations                                39,067,228          36,064,734          43,338,410
                                                      -------------       -------------       -------------

   Total consolidated segment assets                  $ 124,663,416       $ 138,242,137       $ 168,414,452
                                                      =============       =============       =============

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 11.  Pools and Associations

         Fortune Insurance Company, as a direct premium writer in the state of Florida, is required to participate in the Florida Automobile Joint Underwriting Association (FAJUA). Fortune's participation is based on its automobile premium to total automobile premiums written state wide by all automobile insurers. A summary of FAJUA participation as reported in the accompanying financial statements for 1998,1997 and 1996 is presented below:

                                             1998          1997           1996
                                             ----          ----           ----

         Written premium                   $477,421     $(165,306)    $(10,682,231)

         Earned premium                     442,038      (111,207)      (9,672,082)

         Losses and loss
         adjustment expenses paid           353,320       (43,252)      (6,256,191)

         Loss and loss
         adjustment expenses incurred       366,738      (119,464)      (7,718,866)

         Commissions                        206,821      (112,074)      (1,488,628)

In 1996 the FAJUA issued reports amending Fortune's participation for years prior to 1996. These changes were reported in the 1996 financial statements. A summary of Fortune's 1996 participation and the prior year adjustment is presented below.

                                             1996          Prior years           Total
                                             ----          -----------           -----

         Written premium                   $ 144,099       $(10,826,330)      $(10,682,231)

         Earned premium                       65,169         (9,737,251)        (9,672,082)

         Losses and loss
         adjustment expenses paid             32,863         (6,289,054)        (6,256,191)

         Loss and loss
         adjustment expenses incurred         62,361         (7,781,227)        (7,718,866)

         Commissions                         (15,669)        (1,472,959)        (1,488,628)

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 12.  Operating Leases

         The Company leases office facilities under operating leases which contain renewal options. Lease terms range from 1 month to five years. Rent expense was $335,483, $329,464 and $295,499 for 1998, 1997 and 1996,
respectively.

         Minimum future rental payments are as follows:

                          1999                $262,947
                          2000                $269,272
                          2001                $275,841
                          2002                $ 23,032
                                              --------
                                              $831,092
                                              ========

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

         A significant portion of insurance premium receivables relates to the financing of automobile insurance premiums in south Florida. An allowance for non-collection of $73,000 and $900,000 has been provided for at December 31, 1998 and 1997, respectively. The Company's exposure to loss is limited by the fact that non-payment of premiums will result in cancellation of the underlying insurance policy.

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



Note 14.  Note Payable (continued)

         The note was collateralized by the assignment of the capital stock of the Company's subsidiaries on October 24, 1995, as well as the execution of guaranty agreements between the bank and certain subsidiaries of the Company.

         The following is a schedule of the required annual principal payments:

             1999                             $ 2,400,000
             2000                               2,400,000
             2001                               2,400,000
             2002                               2,400,000
                                               ----------
                                               $9,600,000
                                               ==========

         Loan acquisition costs are being amortized on a straight-line basis over the term of the loan and are included in the other asset section of the consolidated balance sheets.

                                                     1998         1997
                                                   --------     --------
             Beginning Balance                     $311,364     $363,262
             Less annual amortization                62,278       51,898
                                                   --------     --------
             Net loan acquisition costs            $249,086     $311,364
                                                   ========     ========

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

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 15.  Insurance Loss Reserves (continued)

         Activity in the liability for insurance loss reserves is summarized as follows:

                                                   1998              1997

                                               -----------      ------------
         Balance at beginning of year          $33,643,295      $ 47,695,655
           Less reinsurance recoverables        17,720,613        27,638,632
                                               -----------      ------------
         Net balance at beginning of year       15,922,682        20,057,023
                                               ===========      ============

         Incurred related to:
           Current year                         22,466,555        35,725,095
           Prior years                           3,469,432        (2,736,845)
                                               -----------      ------------
         Total incurred                         25,935,987        32,988,250
                                               ===========      ============

         Paid related to:
            Current year                        15,927,843        23,978,911
            Prior years                         14,512,958        13,143,680
                                               -----------      ------------
         Total paid                             30,440,801        37,122,591
                                               ===========      ============

         Net balance at end of year             11,417,868        15,922,682
            Plus reinsurance recoverables       17,688,861        17,720,613
                                               -----------      ------------
         Balance at end of year                $29,106,729      $ 33,643,295
                                               ===========      ============

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

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements



Note 16. Fair Value of Financial Instruments (continued)

         The carrying amounts and fair values of the Company's financial instruments at December 31,1998 and 1997 are presented below:

                                                1998                              1997
                                     ---------------------------       ----------------------------
                                      Carrying          Fair            Carrying           Fair
                                        Value           Value             Value            Value
                                     ---------------------------       ----------------------------
         Cash and
         short-term investments      $22,292,652      $22,292,652      $21,458,982      $21,458,982
         Fixed maturities:
         Held to maturity             30,321,793       30,811,888       43,620,417       43,511,416
         Available for sale           26,409,987       26,409,987       29,303,564       29,303,564
         Equity securities             1,509,606        1,509,606        1,373,070        1,373,070
         Premiums receivable           3,974,909        3,974,909        3,324,666        3,324,666
         Note payable                  9,600,000        9,600,000       12,000,000       12,000,000

                                    Part III

         Items 10, 11, 12, and 13 have been omitted pursuant to instructions to Form 10-K. The Registrant intends to file with the Securities and Exchange Commission not later than April 30, 1999 a definitive proxy statement to be used in connection with its Annual Meeting of Shareholders, at which time directors will be elected for the ensuing year.







                                      III-1

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8K

         (a)  1.  Financial Statements

                  The following financial statements are included in Part II, Item 8:                              Page
                                                                                                                   ----
                  Report of Independent Certified Public Accountants                                               II-9

                  Consolidated Balance Sheets, December 31, 1998 and 1997                                          II-10

                  Consolidated Statements of Operations                                                            II-11
                           Years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Comprehensive Income                                                  II-12
                           Years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows                                                            II-13
                           Years ended December 31, 1998, 1997 and 1996

                  Consolidated Statements of Changes in Stockholders' Equity                                       II-14
                           Years ended December 31, 1998, 1997 and 1996

                  Notes to Consolidated Financial Statements                                                    II-15-39

              2.  Financial Statements Schedules

                    The following financial schedules are included in Part IV of this report:

Schedule I.                Summary of Investments - Other than Investments in
                           Related Parties                                                                          IV-5
                           December 31, 1998 and 1997

Schedule II.               Condensed Financial Information of Registrant                                          IV-6-8
                           Years ended December 31, 1998, 1997 and 1996

Schedule III.              Supplementary Insurance Information                                                   IV-9-11
                           Years ended December 31, 1998, 1997 and 1996

Schedule IV.               Supplementary Insurance Information - Reinsurance                                       IV-12
                           Years ended December 31, 1998, 1997 and 1996

Schedule VI.               Supplementary Insurance Information -
                           Consolidated Property-Casualty Entities                                                 IV-13
                           Years ended December 31, 1998, 1997 and 1996

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

     3.11 Earnings Per Share Computations                                                               IV-3

     3.21 Subsidiaries of Registrant                                                                    IV-4

     3.27 Financial Data Schedule (for SEC use only)

(b) Reports on Form 8-K

                  No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1998.

         Exhibit 3.11 Schedule of Computation of Earnings Per Share

         See Note 8 to the consolidated financial statements.

Exhibit 3.21 Subsidiaries of Registrant

     The following table lists the Registrant and its subsidiaries as of December 31, 1998, the jurisdiction in which each subsidiary was organized, and the percentage of voting securities of each subsidiary owned by the immediate parent:


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

                                                                      SCHEDULE I

                   Mobile America Corporation and Subsidiaries

              Summary of Investments - Other than Related Parties

                                December 31, 1998

                                                                Amount
                                                             which carried
                                                              in balance           Market
Consolidated                                   Cost              Sheet             Value
--------------------------------------      -----------      -------------      -----------
Industrial Bonds                            $ 9,641,267       $ 9,750,254       $ 9,787,740
Municipal Bonds                              31,797,715        32,146,352        32,511,948
U. S. Government Bonds                       14,724,673        14,835,174        14,922,187
                                            -----------       -----------       -----------
         Total Bonds                         56,163,655        56,731,780        57,221,875
                                            -----------       -----------       -----------

Common Stock                                  1,201,530         1,303,020         1,303,020
Preferred Stock                                 196,740           206,586           206,586
                                            -----------       -----------       -----------
         Total Stocks                         1,398,270         1,509,606         1,509,606
                                            -----------       -----------       -----------

Certificates of Deposit                      18,469,167        18,469,167        18,469,167
Industrial Bonds                              2,741,063         2,741,063         2,741,063
                                            -----------       -----------       -----------
         Total Short Term Investments        21,210,230        21,210,230        21,210,230
                                            -----------       -----------       -----------

         Total Investments                  $78,772,155       $79,451,616       $79,941,711
                                            ===========       ===========       ===========


                                December 31, 1997

                                                                Amount
                                                             which carried
                                                               in balance         Market
Consolidated                                   Cost              sheet            Value
---------------------------------------     -----------      -------------      -----------
Industrial Bonds                            $10,513,738       $10,369,910       $10,036,713
Municipal Bonds                              37,199,324        37,535,888        37,753,249
U. S. Government Bonds                       24,951,563        25,018,183        25,025,018
                                            -----------       -----------       -----------
         Total Bonds                         72,664,625        72,923,981        72,814,980
                                            -----------       -----------       -----------

Common Stock                                  1,269,859         1,188,566         1,188,566
Preferred Stock                                 243,082           184,504           184,504
                                            -----------       -----------       -----------
         Total Stocks                         1,512,941         1,373,070         1,373,070
                                            -----------       -----------       -----------

Certificates of Deposit                      14,119,180        14,119,180        14,119,180
Industrial Bonds                              2,446,881         2,446,881         2,446,881
U.S. Government Bonds                           374,901           374,901           374,901
                                            -----------       -----------       -----------
         Total Short Term Investments        16,940,962        16,940,962        16,940,962
                                            -----------       -----------       -----------

         Total Investments                  $91,118,528       $91,238,013       $91,129,012
                                            ===========       ===========       ===========

                                                                     SCHEDULE II

                   Mobile America Corporation and Subsidiaries
                  Condensed Financial Information of Registrant
                           December 31, 1998 and 1997
                         Parent Company - Balance Sheets
                                     Assets
-------------------------------------------------------------------------------

                                                                                  1998                 1997
                                                                              ------------        ------------
Cash                                                                          $     15,782        $      6,520
Receivables:
   Accrued investment income                                                        91,727             145,599
   Accounts receivable                                                              70,859             209,343
   Income taxes recoverable                                                        198,058                   0
   Intercompany receivables                                                      5,699,533           6,693,156
                                                                              ------------        ------------
         Total receivables                                                       6,060,177           7,048,098
                                                                              ------------        ------------

Investments:
   Short-term investments                                                        3,789,238           5,083,684
   Securities - held to maturity at
      amortized cost                                                             3,399,666           5,160,183
   Securities - available for sale at market                                     2,670,878           3,974,555
                                                                              ------------        ------------
         Total investments                                                       9,859,782          14,218,422
                                                                              ------------        ------------

Investments in subsidiaries                                                     30,512,298          30,969,042

Other assets                                                                       287,439             360,177
Deferred income taxes                                                              281,456             282,946
Equipment less accumulated depreciation                                            375,436             198,576
                                                                              ------------        ------------
                                                                              $ 47,392,370        $ 53,083,781
                                                                              ============        ============

                                   Liabilities and Stockholders' Equity
--------------------------------------------------------------------------------------------------------------

Note payable                                                                  $  9,600,000        $ 12,000,000
Income taxes payable                                                                     0             213,850
Accrued expenses and other liabilities                                             213,711             165,026
Intercompany payables                                                            1,019,234           1,019,234
                                                                              ------------        ------------
         Total liabilities                                                      10,832,945          13,398,110
                                                                              ------------        ------------

Stockholders' equity:
   Common stock                                                                    191,110             191,110
   Capital in excess of par                                                      4,348,842           4,348,842
   Net unrealized appreciation on
      securities available for sale
      net of deferred taxes                                                        448,444              78,861
   Treasury stock, at cost                                                      (1,233,069)         (1,229,403)
   Retained earnings                                                            32,804,098          36,296,261
                                                                              ------------        ------------
         Total stockholders' equity                                             36,559,425          39,685,671
                                                                              ------------        ------------
                                                                              $ 47,392,370        $ 53,083,781
                                                                              ============        ============

Cash dividends paid by consolidated subsidiaries to parent                            1998        $          0
                                                                                      1997        $  2,489,378
                                                                                      1996        $  2,425,000

                                                                     SCHEDULE II

                   Mobile America Corporation and Subsidiaries
                  Condensed Financial Information of Registrant Years Ended December 31, 1998, 1997 and 1996
                    Parent Company - Statements of Operations

                                                 1998             1997             1996
                                              -----------      -----------      -----------
Revenues:
   Investment Income                          $   595,829      $   679,988      $   704,100
   Rental Income                                        0                0            1,520
   Other                                          728,927          758,589          752,962
   Realized gains                                   9,102          102,383          109,915
   Service fees                                   343,286          237,014            7,327
                                              -----------      -----------      -----------

         Total revenues                         1,677,144        1,777,974        1,575,824
                                              -----------      -----------      -----------

Expenses:
   General and administrative                   1,174,491          865,376          624,380
   Interest on note payable                       888,583        1,014,161        1,005,760
                                              -----------      -----------      -----------

         Total expenses                         2,063,074        1,879,537        1,630,140
                                              -----------      -----------      -----------

Loss before income taxes                         (385,930)        (101,563)         (54,316)

    Income tax benefit                           (209,825)         (92,802)        (501,870)
                                              -----------      -----------      -----------

Income (loss) before equity in
   earnings of subsidiaries                      (176,105)          (8,761)         447,554

Equity in earnings (loss) of subsidiaries        (823,429)       6,184,557        7,123,838
                                              -----------      -----------      -----------

Net income (loss)                             ($  999,534)     $ 6,175,796      $ 7,571,392
                                              ===========      ===========      ===========

                                                                     SCHEDULE II

                   Mobile America Corporation and Subsidiaries

                  Condensed Financial Information of Registrant

                  Years Ended December 31, 1998, 1997 and 1996

                    Parent Company - Statements of Cash Flows

                                                      1998              1997             1996
                                                   -----------      -----------      -----------
Cash Flows from Operating Activities:
   Net Income (loss)                               $  (999,534)     $ 6,175,796      $ 7,571,392
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Gain on sale of investments                    (9,102)        (102,383)        (109,915)
         Provisions for depreciation                    30,469            6,500            3,002
         Equity in earnings (loss) of
            subsidiaries                               823,429       (6,184,557)      (7,123,838)
         Decrease in accrued investment income          53,872           38,993           62,925
         Decrease (increase) in prepaid and
            other assets                               211,222         (177,407)         133,427
         Decrease in intercompany balances             993,623          463,650          691,972
         Net change in current income taxes           (411,908)         795,044         (639,722)
         Increase (decrease) in accrued
            expenses and other liabilities              48,685           32,080          105,677
         Decrease (increase) in deferred taxes           1,490           29,632            9,010
                                                   -----------      -----------      -----------
         Net cash provided by
            operating activities                       742,246        1,077,348          703,930
                                                   -----------      -----------      -----------

Cash Flows from Investing Activities:
   Dividends from subsidiaries                               0        2,489,378        2,425,000
   Investment in subsidiaries                                0                0       (1,100,000)
   Net change in short term investments              1,294,446       (2,858,511)         774,730
   Purchase of investments                            (121,610)        (520,565)      (4,642,577)
   Proceeds from sale and maturity of
      investments                                    3,197,804        2,478,790        1,997,631
   Purchase of property and equipment                 (207,329)         (16,631)        (167,073)
                                                   -----------      -----------      -----------
      Net cash provided by (used in)
         investing activities                        4,163,311        1,572,461         (712,289)
                                                   -----------      -----------      -----------

Cash Flows from Financing Activities:
   Principal repayment, note payable                (2,400,000)               0                0
   Purchase, sale  of treasury stock                    (3,666)        (162,754)         (45,650)
   Dividends paid to stockholders                   (2,492,629)      (2,474,416)      (2,171,238)
   Stock dividend , fractional shares                        0             (663)               0
                                                   -----------      -----------      -----------
      Net cash provided by (used in)
         financing activities                       (4,896,295)      (2,637,833)      (2,216,888)
                                                   -----------      -----------      -----------
Net increase (decrease) in cash                          9,262           11,976       (2,225,247)

Cash, beginning of year                                  6,520           (5,456)       2,219,791
                                                   -----------      -----------      -----------

Cash, end of year                                  $    15,782      $     6,520      ($    5,456)
                                                   ===========      ===========      ===========

                                                                    Schedule III

                   Mobile America Corporation and Subsidiaries

                       Supplementary Insurance Information

                  Years Ended December 31, 1998, 1997 and 1996

                                                                                        Losses, Claims and Policy Acquisition Costs
                                                                                        --------------------------------------
                                                       Premiums                                                   Commissions
                                  ----------------------------------------------------                               and
                                   Unearned                     Unearned    Premiums      Losses       Losses      brokerage
                                   premiums        Net          premiums     earned     outstanding   incurred     incurred
                                  beginning      premiums        end of      during       end of       during       during
Lines of Insurance                of period      written         period      period       period       period       period
                                  -----------  ------------   -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1996

Fortune Insurance Company
Homeowners                        $   791,308  $  1,580,533   $   739,609  $ 1,632,232  $   640,362  $   925,804  $   520,625
Business Owners Package               161,624       159,949        77,049      244,524      482,564      304,639       52,682
Automobile Physical Damage          1,856,644     3,574,174     1,397,118    4,033,700      722,143    3,411,448      914,071
Automobile Liability               12,388,788    26,254,197    14,668,654   23,974,331   17,874,116   18,749,139    3,030,867
Other                                       0             0             0            0        7,460          326            0
                                  -----------  ------------   -----------  -----------  -----------  -----------  -----------
                                  $15,198,364  $ 31,568,853   $16,882,430  $29,884,787  $19,726,645  $23,391,356  $ 4,518,245
                                  -----------  ------------   -----------  -----------  -----------  -----------  -----------

Fortune Life Insurance Company
Individual Credit Life            $       541  $          0   $       369  $       172  $         0  $         0  $         0
Ordinary Life                          11,392        77,410        53,978       34,824       16,291          751       24,013
Accident and Health                         0             0             0            0            0            0            0
                                  -----------  ------------   -----------  -----------  -----------  -----------  -----------
                                  $    11,933  $     77,410   $    54,347  $    34,996  $    16,291  $       751  $    24,013
                                  -----------  ------------   -----------  -----------  -----------  -----------  -----------

Pegasus Insurance Company
Homeowners                        $    48,058  $  1,500,450   $   818,032  $   730,476  $   270,379  $   406,297  $   236,932
Business Owners Package                 2,094          (172)            0        1,922        2,246        1,269          567
Other Liability                        14,006        41,730        16,384       39,352       41,462       26,962       10,559
                                  -----------  ------------   -----------  -----------  -----------  -----------  -----------
                                  $    64,158  $  1,542,008   $   834,416  $   771,750  $   314,087  $   434,528  $   248,058
                                  -----------  ------------   -----------  -----------  -----------  -----------  -----------

Eliminations                                0             0             0            0            0            0   (3,625,344)
                                  -----------  ------------   -----------  -----------  -----------  -----------  -----------

Consolidated Totals               $15,274,455  $ 33,188,271   $17,771,193  $30,691,533  $20,057,023  $23,826,635  $ 1,164,972
                                  ===========  ============   ===========  ===========  ===========  ===========  ===========

                                                                    Schedule III

                   Mobile America Corporation and Subsidiaries

                       Supplementary Insurance Information

                  Years Ended December 31, 1998, 1997 and 1996

                                                                                      Losses, Claims and Policy Acquisition Costs
                                                                                      -------------------------------------------
                                                      Premiums                                                  Commissions
                                 ---------------------------------------------------                               and
                                 Unearned                     Unearned    Premiums       Losses      Losses      brokerage
                                 premiums         Net         premiums     earned     outstanding   incurred      incurred
                                 beginning     premiums        end of      during        end of      during        during
Lines of Insurance               of period      written        period      period        period      period        period
                                -----------  ------------   -----------  -----------  -----------  -----------  -----------
Year ended December 31, 1997

Fortune Insurance Company
Homeowners                      $   739,609  $  1,125,121   $   579,759  $ 1,284,971  $   549,356  $   484,418  $   391,120
Business Owners Package              77,049       223,125        69,383      230,791      308,601       34,832       49,439
Automobile Physical Damage        1,397,118     3,572,259     1,108,801    3,860,576    1,082,960    3,135,312      860,730
Automobile Liability             14,668,654    33,830,649    12,427,143   36,072,160   13,393,970   27,978,986    5,042,166
Other                                     0             0             0            0        4,085        1,676            0
                                -----------  ------------   -----------  -----------  -----------  -----------  -----------

                                $16,882,430  $ 38,751,154   $14,185,086  $41,448,498  $15,338,972  $31,635,224  $ 6,343,455
                                -----------  ------------   -----------  -----------  -----------  -----------  -----------

Fortune Life Insurance Company
Individual Credit Life          $       369  $          0   $       230  $       139  $         0  $         0  $         0
Ordinary Life                        53,978       134,193        71,697      116,474       16,983       18,192       92,255
Accident and Health                       0             0             0            0            0            0            0
                                -----------  ------------   -----------  -----------  -----------  -----------  -----------
                                $    54,347  $    134,193   $    71,927  $   116,613  $    16,983  $    18,192  $    92,255
                                -----------  ------------   -----------  -----------  -----------  -----------  -----------

Pegasus Insurance Company
Homeowners                      $   818,032  $  3,612,626   $ 1,869,292  $ 2,561,366  $   497,642  $ 1,282,636  $   840,600
Business Owners Package                   0           487             0          487        3,408        1,162          287
Other Liability                      16,384        42,828        14,817       44,395       65,676       51,034       12,254
                                -----------  ------------   -----------  -----------  -----------  -----------  -----------

                                $   834,416  $  3,655,941   $ 1,884,109  $ 2,606,248  $   566,726  $ 1,334,832  $   853,141
                                -----------  ------------   -----------  -----------  -----------  -----------  -----------

Eliminations                              0             0             0            0            0            0   (5,104,959)
                                -----------  ------------   -----------  -----------  -----------  -----------  -----------

Consolidated Totals             $17,771,193  $ 42,541,288   $16,141,122  $44,171,359  $15,922,681  $32,988,248  $ 2,183,892
                                ===========  ============   ===========  ===========  ===========  ===========  ===========

                                                                    Schedule III
                   Mobile America Corporation and Subsidiaries

                       Supplementary Insurance Information

                  Years Ended December 31, 1998, 1997 and 1996



                                                                                     Losses, Claims and Policy Acquisition Costs
                                                                                     -------------------------------------------
                                                      Premiums                                                  Commissions
                                 --------------------------------------------------                                and
                                  Unearned                  Unearned      Premiums     Losses        Losses      brokerage
                                  premiums        Net       premiums       earned    outstanding    incurred     incurred
                                  beginning     premiums     end of        during      end of        during       during
Lines of Insurance                of period     written      period        period      period        period       period
                                 -----------  -----------  -----------  -----------  -----------  ------------   ----------
Year ended December 31, 1998

Fortune Insurance Company
Homeowners                       $   579,759  $ 1,540,202  $   504,807  $ 1,615,154  $   295,448  $    148,422   $  296,362
Business Owners Package               69,383      230,871       86,137      214,117       87,954      (343,327)      41,591
Automobile Physical Damage         1,108,801    3,106,511      979,717    3,235,595      678,058     1,729,175      690,489
Automobile Liability              12,427,143   22,000,457    7,152,478   27,275,122    9,904,582    22,946,772    6,738,852
Other                                      0            0            0            0        4,085         1,665            0
                                 -----------  -----------  -----------  -----------  -----------  ------------   ----------
                                 $14,185,086  $26,878,041  $ 8,723,139  $32,339,988  $10,970,127  $ 24,482,707   $7,767,294
                                 -----------  -----------  -----------  -----------  -----------  ------------   ----------

Fortune Life Insurance Company
Individual Credit Life           $       230  $         0  $       230  $         0  $         0  $          0   $        0
Ordinary Life                         71,697       23,269        7,716       87,249       17,741        30,758       68,795
Accident and Health                        0            0            0            0            0             0            0
                                 -----------  -----------  -----------  -----------  -----------  ------------   ----------
                                 $    71,927  $    23,269  $     7,946  $    87,249  $    17,741  $     30,758   $   68,795
                                 -----------  -----------  -----------  -----------  -----------  ------------   ----------

Pegasus Insurance Company
Homeowners                       $ 1,869,292  $ 2,339,532  $ 1,770,974  $ 2,437,850  $   308,659  $  1,285,102   $  556,884
Business Owners Package                    0        6,128        4,486        1,642        6,372         2,964        2,682
Other Liability                       14,817       97,030       34,846       77,001      114,968       134,457       19,708
                                 -----------  -----------  -----------  -----------  -----------  ------------   ----------
                                 $ 1,884,109  $ 2,442,690  $ 1,810,306  $ 2,516,493  $   429,999  $  1,422,523   $  579,274
                                 -----------  -----------  -----------  -----------  -----------  ------------   ----------

Eliminations                               0            0            0            0            0             0      201,504
                                 -----------  -----------  -----------  -----------  -----------  ------------   ----------

Consolidated Totals              $16,141,122  $29,344,000  $10,541,391  $34,943,730  $11,417,867  $ 25,935,988   $8,616,867
                                 ===========  ===========  ===========  ===========  ===========  ============   ==========

                                                                     Schedule IV

                   Mobile America Corporation and Subsidiaries

                Supplementary Insurance Information- Reinsurance

                  Years Ended December 31, 1998, 1997 and 1996

                                                                                                       Percentage
                                                            Ceded to       Assumed                     of Amount
                                             Gross           Other        From Other                    Assumed
                                             Amount        Companies      Companies      Net Amount     to Net
                                           -----------    -----------    -----------    -----------    ----------
Year ended December 31, 1998

Life insurance in force                    $ 1,543,000    $    13,000    $         0    $ 1,530,000    $        0
                                           ===========    ===========    ===========    ===========    ==========

Insurance premiums earned:
   Life insurance                          $    88,023    $       774    $         0    $    87,249    $        0
   Property and Casualty                    81,793,276     46,936,794              0     34,856,482             0
                                           -----------    -----------    -----------    -----------    ----------
                                           $81,881,299    $46,937,568    $         0    $34,943,731    $        0
                                           ===========    ===========    ===========    ===========    ==========

Year ended December 31, 1997

Life insurance in force                    $ 8,949,000    $    13,000    $         0    $ 8,936,000    $        0
                                           ===========    ===========    ===========    ===========    ==========

Insurance premiums earned:
   Life insurance                          $   117,293    $       680    $         0    $   116,613    $        0
   Property and Casualty                    91,968,284     47,913,538              0     44,054,746             0
                                           -----------    -----------    -----------    -----------    ----------
                                           $92,085,577    $47,914,218    $         0    $44,171,359    $        0
                                           ===========    ===========    ===========    ===========    ==========

Year ended December 31, 1996

Life insurance in force                    $ 5,138,000    $    13,000    $         0    $ 5,125,000    $       0
                                           ===========    ===========    ===========    ===========    =========

Insurance premiums earned:
   Life insurance                          $    35,464    $       468    $         0    $    34,996    $       0
   Property and Casualty                    76,848,640     46,192,103              0     30,656,537            0
                                           -----------    -----------    -----------    -----------    ---------
                                           $76,884,104    $46,192,571    $         0    $30,691,533    $       0
                                           ===========    ===========    ===========    ===========    =========

                                                                     Schedule VI

                   Mobile America Corporation and Subsidiaries

                       Supplemental Insurance Information

                     Consolidated Property-Casualty Entities

                  Years Ended December 31, 1998, 1997 and 1996

                                                                                             Claim and Claim
                         Reserves for    Discount                                          Adjustment Expenses
            Deferred     Unpaid Claims   if any,                                           Incurred Related to      Amortization
             Policy       and Claim    deducted in                              Net         (1)          (2)        of Deferred
          Acquisition    Adjustment     previous     Unearned     Earned    Investment    Current       Prior         Policy
             Costs        Expenses       column      Premiums    Premiums     Income       Year         Years    Acquisition Costs
----------------------------------------------------------------------------------------------------------------------------------
Year Ended December 31, 1998

          ($1,274,635)   $11,400,127      $0       $10,533,445   $34,856,481  $3,273,711  $22,435,796   $3,469,432   $8,346,568

Year Ended December 31, 1997

            ($243,009)   $15,905,698      $0       $16,069,195   $44,054,746  $3,858,580  $36,833,718  ($3,863,662)   $7,196,596

Year Ended December 31, 1996

             $191,839    $20,040,734      $0       $17,716,845   $30,656,536  $4,337,687  $27,317,000  ($3,491,118)   $4,766,302





                                           Paid
                                          Claims
                                         and Claim
                                         Adjustment      Premium
                                          Expenses       Written
---------------------------------------------------------------------
Year Ended December 31, 1998

                                        $30,410,801    $29,320,731

Year Ended December 31, 1997

                                         $37,105,090   $42,407,097

Year Ended December 31, 1996

                                         $24,593,170   $33,110,861

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     MOBILE AMERICA CORPORATION
                                           Registrant


March 29, 1999
                               By:  /s/ Allan J. McCorkle
                                  ------------------------------
                                      Allan J. McCorkle
                                         President


March 29, 1999
                               By: /s/  Thomas L. Stinson
                                  ------------------------------
                                       Thomas L. Stinson
                                       Vice President and
                                    Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By    /s/  Allan J. McCorkle                     Chairman of the Board,       March 29, 1999
   -------------------------------                  and Director
          Allan J. McCorkle

By   /s/ Thomas J. McCorkle                            Director               March 29, 1999
  -------------------------------
         Thomas J. McCorkle

By  /s/ R. Lee Smith                                   Director               March 29, 1999
  -------------------------------
        R. Lee Smith

By  /s/  Robert Thomas III                             Director               March 29, 1999
  -------------------------------
        Robert Thomas III

By  /s/ John Michael Garrity                           Director               March 29, 1999
  -------------------------------
        John Michael Garrity

By  /s/  Thomas Edwin Perry                            Director               March 29, 1999
  -------------------------------
         Thomas Edwin Perry


By  /s/  Randal L. Ringhaver                           Director               March 29, 1999
  -------------------------------
         Randal L. Ringhaver


By  /s/  Jack H. Chambers                              Director               March 29, 1999
  -------------------------------
         Jack H. Chambers










