Form 10-Q
period 1999-03-31
MOBILE AMERICA CORP
filed 1999-05-17
CIK 67199

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

          For quarter ended March 31, 1999 Commission File No. 0-6764
                            --------------                     ------

                           Mobile America Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Florida                                                  59-1218935
  -----------------------------------       --------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


     10475 Fortune Parkway, Jacksonville, Florida                        32256
 -----------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code    (904) 363-6339
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

                                Yes     .  No  X  .
                                   -----     -----

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         There were 7,167,542 shares of common stock, par value $.025 per share, outstanding as of the close of business on May 10, 1999.

                                     PART I



                           Mobile America Corporation

                                     INDEX



Financial Statements:                                                                   Page

         Part I
         ------
         Unaudited Consolidated Balance Sheets                                                1

         Unaudited Consolidated Statements of Operations                                      2

         Unaudited Consolidated Statements of Comprehensive Income                            3

         Unaudited Consolidated Statements of Cash Flows                                      4

         Unaudited Consolidated Statements of Changes in
           Stockholders' Equity                                                               5

         Notes to Financial Statements                                                      6-8

         Management's Discussion and Analysis
           of the Unaudited Consolidated Statements of Operations                          9-12

         Exhibit 11 - Computations of Earnings Per Share                                     14


         Part II
         -------
         Other Information, and Signatures                                                   13

                  Mobile America Corporation and Subsidiaries
                          Consolidated Balance Sheets
                      March 31,1999 and December 31, 1998

                 Assets                                                      1999               1998
---------------------------------------------------------------------------------------------------------

Investments:
   Securities held to maturity
     at amortized cost (fair value
     $27,578,821 and $30,811,888 )                                      $  27,229,463       $  30,321,793
   Securities available for sale at fair value
     (amortized cost $27,079,245
      and $27,240,132)                                                     27,562,138          27,919,593

   Short-term investments                                                  18,549,746          21,210,230
                                                                        ---------------------------------

     Total investments                                                     73,341,347          79,451,616

Cash                                                                          956,488           1,082,422
Receivables:

   Insurance premiums                                                       3,631,947           3,974,909
   Accrued investment income                                                  962,963             904,692
   Reinsurance, paid losses and other                                         180,230             398,395
   Reinsurance recoverable, unpaid losses                                  15,731,083          17,688,861
   Current income taxes                                                     2,190,408           2,747,359
                                                                        ---------------------------------

      Total receivables                                                    22,696,631          25,714,216
                                                                        ---------------------------------
Deferred income tax                                                         1,391,527             985,578

Ceded unearned premium                                                     16,000,447          16,372,379

Deferred policy acquisition costs                                          (2,079,490)         (2,743,281)

Property  and equipment                                                     2,063,152           2,153,357

Equity in pools and associations                                            1,132,211           1,132,210

Other assets                                                                  495,744             514,919
                                                                        ---------------------------------

                                                                        $ 115,998,057       $ 124,663,416
                                                                        =================================



         Liabilities and Stockholders' Equity                                1999               1998
---------------------------------------------------------------------------------------------------------

 Insurance loss reserves, including
    life insurance policy benefits of $17,741 and $17,741               $  27,647,857       $  29,106,729
 Unearned premium                                                          30,864,881          26,913,770
 Unearned service fees                                                        276,979             448,117
 Contractholders funds                                                      3,691,858          11,740,802
 Reinsurance funds withheld and
    balances payable                                                        3,434,789           6,664,985
 Claim payments outstanding                                                 3,332,820           2,073,901
 Accrued expenses and other liabilities                                     1,403,713           1,324,670
 Deferred income tax on net unrealized gains
    securities available for sale                                             164,184             231,017
 Note payable                                                               9,000,000           9,600,000
                                                                        ---------------------------------

         Total liabilities                                                 79,817,081          88,103,991
                                                                        ---------------------------------

 Stockholders' equity:
 Common stock, $.025 par value per share
    Authorized - 18,000,000 shares
    Issued - 7,644,414 shares                                                 191,110             191,110

 Preferred stock, $.10 par value per share
    Authorized - 500,000 shares
    Issued and outstanding - none                                                   0                   0

 Capital in excess of par value                                             4,348,842           4,348,842

Accumulated other comprehensive income:
 Net unrealized appreciation on securities
    available for sale net of deferred
    income taxes of $164,184 and $231,017                                     318,710             448,444

 Treasury stock at cost, 476,872 and
    476,872 shares                                                         (1,233,069)         (1,233,069)

 Retained earnings                                                         32,555,383          32,804,098
                                                                        ---------------------------------

           Total stockholders' equity                                      36,180,976          36,559,425
                                                                        ---------------------------------

                                                                        $ 115,998,057       $ 124,663,416
                                                                        =================================


See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
                Unaudited Consolidated Statements of Operations
                     Quarters Ended March 31, 1999 and 1998

                                                                            1999                1998
                                                                        --------------------------------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $11,209,580
      and $11,154,669                                                   $  8,432,645        $ 10,424,576
   Service fees earned                                                     1,880,202           2,451,808
   Investment income                                                       1,001,581           1,232,723
   Other                                                                       7,453               3,460
   Net realized losses on investments                                         (8,091)            (23,924)
                                                                        --------------------------------

         Total revenues                                                   11,313,790          14,088,643
                                                                        --------------------------------


Expenses:
   Losses and loss adjustment expenses,  net of
      reinsurance recoveries of $8,545,738
      and $9,574,695                                                       7,554,837           6,221,541
   Policy acquisition costs                                                 (239,260)          1,278,993
   Salaries and wages                                                      1,620,493           2,283,884
   General and administrative                                              1,508,547           2,079,883
   Interest on note                                                          178,767             241,002
                                                                        --------------------------------

         Total expenses                                                   10,623,384          12,105,303
                                                                        --------------------------------

Income before provision for income taxes                                     690,406           1,983,340
                                                                        --------------------------------

Provision and (benefit) for income taxes:
   Current                                                                   561,960             460,863
   Deferred                                                                 (405,949)            176,563
                                                                        --------------------------------

         Total provision for income taxes                                    156,011             637,426
                                                                        --------------------------------


Net income                                                              $    534,395        $  1,345,914
                                                                        ================================

Basic and diluted earnings per share:
Net income                                                              $       0.07        $       0.19
                                                                        ================================

Weighted average number of shares of common
   stock outstanding                                                       7,167,542           7,167,755
                                                                        ================================

Dividends per share                                                     $       0.11        $       0.35
                                                                        ================================


         See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
                  Unaudited Statements of Comprehensive Income
                     Quarters Ended March 31, 1999 and 1998


                                                                    1999            1998
                                                                 ---------       ----------

Net Income                                                       $ 534,395       $1,345,914
                                                                 ---------       ----------

Other comprehensive income:

Unrealized gains on securities:
        Unrealized holding gains (losses) arising
        during period net of taxes $(69,847)
         and $142,993                                             (135,585)         277,575

Reclassification adjustment for losses
included in net income net of taxes
$3,014 and $7,519                                                    5,850           14,596
                                                                 ---------       ----------

Other comprehensive income                                        (129,735)         292,171
                                                                 ---------       ----------

Comprehensive Income                                             $ 404,660       $1,638,085
                                                                 =========       ==========


See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
                     Quarters Ended March 31, 1999 and 1998

                                                                      1999             1998
                                                                 -----------------------------
Cash Flows from Operating Activities:
   Net Income                                                    $   534,395       $ 1,345,914
 Adjustments to reconcile net income to
 net cash used in operating activities:
    Provision for depreciation                                        94,141            50,824
    Loss on sale of investments                                        8,091            23,924
Change in assets and liabilities:
    Insurance premiums receivable                                    342,961          (235,923)
    Accrued investment income                                        (58,271)          (24,504)
    Deferred policy acquisition costs                               (663,791)          528,495
    Prepaid expenses and other assets                                 19,175           212,920
    Insurance loss reserves                                       (1,458,872)       (8,080,407)
    Unearned premium                                               3,951,111           598,008
    Contractholder funds                                          (8,048,944)       (1,911,597)
    Reinsurance funds held and balances payable                   (3,230,196)       (3,055,966)
    Claim payments outstanding                                     1,258,919         2,501,615
    Accrued expenses                                                  79,043            10,691
    Current income taxes                                             556,951           300,184
    Deferred income taxes recoverable                               (405,949)          176,563
    Ceded unearned premium                                           371,932        (1,486,020)
    Reinsurance receivable                                         2,175,943         3,656,512
    Unearned service fees                                           (171,138)          199,194
                                                                 -----------------------------
                   Net cash used in
                      operating activities                        (4,644,499)       (5,189,573)
                                                                 -----------------------------

Cash Flows from Investing Activities:
   Net change in short term investments                            2,660,484           785,053
   Purchase of investments                                        (1,642,333)       (3,106,397)
   Proceeds from sale and maturity of investments                  4,887,460         7,744,726
   Purchase of property and equipment                                 (3,936)         (238,480)
                                                                 -----------------------------
                   Net cash provided by
                       investing activities                        5,901,675         5,184,902
                                                                 -----------------------------

Cash Flows from Financing Activities:
   Purchase of Treasury Stock                                              0            (2,114)
   Dividends paid to stockholders                                   (783,110)       (2,486,920)
   Principal repayment, note payable                                (600,000)         (600,000)
                                                                 -----------------------------
                   Net cash used in
                        financing activities                      (1,383,110)       (3,089,034)
                                                                 -----------------------------
Net decrease in cash                                                (125,934)       (3,093,705)

Cash, beginning of period                                          1,082,422         4,518,020
                                                                 -----------------------------

Cash, end of period                                              $   956,488       $ 1,424,315
                                                                 =============================

See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                     Quarters Ended March 31, 1999 and 1998


                                                                    1999             1998
                                                               -------------------------------

Common Stock:
              No change during period                          $    191,110       $    191,110
                                                               -------------------------------

Preferred Stock
              No change during period                                     0                  0
                                                               -------------------------------

Capital in excess of par value:
              No change during period                             4,348,842          4,348,842
                                                               -------------------------------

Accumulated other comprehensive income:
Net unrealized appreciation on securities
 available for sale:
             Balance at beginning of period                         448,444             78,861
             Increase (decrease)                                   (196,569)           442,683
             Deferred taxes on unrealized gains                      66,835           (150,512)
                                                               -------------------------------

             Balance at end of period                               318,710            371,032
                                                               -------------------------------


Treasury Stock:
             Balance at beginning of period                      (1,233,069)        (1,229,403)
             Purchases of 154 shares                                      0             (2,114)
                                                               -------------------------------

             Balance at end of period                            (1,233,069)        (1,231,517)
                                                               -------------------------------


Retained earnings:
             Balance at beginning of period                      32,804,098         36,296,261
             Net income                                             534,395          1,345,914
             Cash dividends $.11 and $.35
                 per share                                         (783,110)        (2,486,920)
                                                               -------------------------------

             Balance at end of period                            32,555,383         35,155,255
                                                               -------------------------------


Total stockholders' equity at end of period                    $ 36,180,976       $ 38,834,722
                                                               ===============================

See notes to consolidated financial statements.

                  Mobile America Corporations and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at March 31, 1999 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Mobile America Corporation 1998 10-K.


Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 presentation.


Note 2. Earnings Per Share
Basic earning per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of options using the treasury stock method.



                                                          March 31,1999   March 31,1998
                                                          -------------   -------------
Numerator:
Income available to common shareholders                     $  534,395      $1,345,914
                                                            ==========      ==========

Denominator:
  Basic earnings per share
  weighted average shares                                    7,167,542       7,167,755

Effect of dilution:
  Employee stock options                                             0          67,823
                                                            ----------      ----------

Diluted earnings per share adjusted weighted
average shares and assumed conversions                       7,167,542       7,235,578
                                                            ==========      ==========

Basic earnings per share                                    $     0.07      $     0.19
                                                            ==========      ==========

Diluted earnings per share                                  $     0.07      $     0.19
                                                            ==========      ==========

                  Mobile America Corporations and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 3. Business Segments

          The Company and its subsidiaries operate exclusively in Florida within principally six business segments: automobile insurance, excess surplus lines property insurance, fee for service administration, premium finance, corporate and other miscellaneous. The automobile insurance segment sells personal lines automobile insurance through independent insurance agents primarily in south Florida. The excess surplus lines segment writes specialized property insurance coverage. The fee for service segment contracts as a servicing carrier for the Florida Residential Property and Casualty Joint Underwriting Association, the Florida Automobile Joint Underwriting Association and as a subcontractor for Policy Management Systems Corporation performing various underwriting and claims administration services for a fee. The premium finance segment finances policies written through the Registrant. The corporate segment includes home office revenues and assets that are not specific to any particular segment. The other category is attributable to a life insurance company and other small inactive companies that do not meet the quantitative thresholds for a separate segment.

         Management evaluates performance and allocates assets based on the separate entities owned by the Registrant. The reportable segments are business units that offer different products or services. The reportable segments are each managed separately.

         The following schedule presents segment revenues and profit before taxes for the three months ended March 31,1999 and 1998 and assets by operating segment at March 31,1999 and 1998. The reconciling items for revenues and assets include adjusting available for sale securities to market value and the reclassification of reinsurance recoverable balances and the eliminations of intercompany holdings.

                  Mobile America Corporations and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 3. Business Segments (continued)

                                                           March 31,1999       March 31,1998
                                                           -------------       -------------
Segment revenues:

Automobile insurance                                       $   9,333,842       $  11,738,453
Excess and surplus lines insurance                               899,490           1,057,833
Fee for service                                                  636,235             744,830
Corporate                                                        342,074             472,741
Premium finance                                                  191,897             139,539
Other                                                             54,558              82,388
                                                           -------------       -------------

     Total segment revenues                                $  11,458,096       $  14,235,784

Intercompany eliminations
                                                                (144,318)           (147,141)
                                                           -------------       -------------

     Total consolidated revenues                           $  11,313,778       $  14,088,643
                                                           =============       =============

Segment profit before taxes:

Automobile insurance                                       $      26,770       $   1,513,004
Excess and surplus lines insurance                               297,794             124,015
Fee for service                                                  298,703             262,184
Corporate                                                        (57,247)             75,350
Premium finance                                                  102,776              (9,472)
Other                                                             21,598              18,258
                                                           -------------       -------------

     Total consolidated profit before taxes                $     690,394       $   1,983,339
                                                           =============       =============

Segment assets:

Automobile insurance                                       $  70,533,184       $  74,028,367
Excess and surplus lines insurance                            10,036,245           8,201,022
Fee for service                                                6,131,072           5,834,852
Corporate                                                     33,519,536          36,734,892
Premium finance                                                3,390,876           2,693,983
Other                                                          3,217,657           3,380,000
                                                           -------------       -------------

     Total segment assets                                  $ 126,828,570       $ 130,873,116

GAAP adjustments & reclassifications                          30,792,589          37,953,226
Intercompany Eliminations                                    (41,623,102)        (41,623,102)
                                                           -------------       -------------

     Total consolidated segment assets                     $ 115,998,057       $ 127,203,240
                                                           =============       =============

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Operations

The Registrant reports net income of $534,395 ($.07 a share) for the three months ended March 31, 1999. This is significantly lower than the net income of $1,345,914 ($.19 a share) reported during the first quarter of 1998. The decline in net income is primarily due to lower earned revenues and an increase in loss experience off set by lower operating expenses.

Consolidated revenues decreased 19.7% during the period due to a 19.1% reduction in earned insurance premiums and reduced service fee income and lower investment income.

Direct earned premium in the automobile segment declined 9.4% to $18,206,911 from $20,086,116 earned during the first quarter of 1998. This decline is due to lower direct premium writings during the second half of 1998 the result of reduced market share resulting from rate increases, increased competition and processing backlogs resulting from computer modification problems during the Year 2000 conversion process. Net earned premium (after reinsurance ceded premium of $10,811,817) in the automobile segment declined 19.8% to $7,395,094 from $9,216,511 reported in 1998 following the trend in direct business.

Direct written premium in the automobile segment increased 6.3% to $21,934,302 during the current quarter compared to the comparable period in 1998 and is a significant improvement over the third and fourth quarters of 1998 when direct written premium averaged approximately $17,000,000.

Direct excess and surplus lines earned premium remained steady at $1,024,000 during the period. Net earned premium declined 15.3% reflecting higher reinsurance cost for excess loss coverage. Direct written premium increased 15.0% to $1,100,246 during the first quarter of 1999 over the same period in 1998.

The processing backlog problems, resulting from computer modification problems during the Year 2000 conversion process, which were experienced during the second half of 1998 and into the first quarter of 1999 are being addressed with increased staffing and with the use of outsourcing assistance. The Registrant is on schedule to eliminate the backlog and return to more normal operating patterns during the second quarter of 1999. The Registrant believes that with these efforts it will be able to recapture market share and better service the needs of its insureds and agents.

Service fee revenue which includes fee-for-service revenue, premium finance revenue and Mobile America Insurance Group, Inc.'s agency revenue declined 23.3%. Revenues from the fee-for-service business declined 17.2% to $836,000 reflecting a continued decline in the Florida property and automobile joint underwriting associations pool of available business. Premium finance revenues increased 37.4% to $190,000 as insureds continue to utilize this method of financing premiums.

Net investment income declined 18.7% the result of a decrease in invested assets during 1998 and into 1999 and the reinvestment of maturities at lower interest rates. The decline in premium volume during 1998 coupled with quicker claim settlement procedures, debt repayment requirements and computer system enhancements has resulted in reduced cash flow.

Net loss and loss adjustment expenses increased 21.4% in 1999 reflecting a $3,300,000 increase in ultimate loss reserve, as the Registrant continued to strengthen reserves primarily in the personal injury protection automobile line of business, coupled with a 20% reduction in the reinsurance cession participation. The incurred loss and loss expense to earned premium ratio is 89.6% in 1999 compared to 59.7% in 1998.

During 1999 net incurred loss and loss expenses in the automobile segment increased 28.3% to $7,190,000. This includes a 25.9% decline in direct paid loss and loss adjustment expense to $17,324,000 offset by the reserve strengthening discussed previously and the reduction in the reinsurance participation. The net loss and loss expense ratio in this segment was 92.2% in 1999 and 58.1% in 1998. Adjusting for the reserve increase, the 1999 loss ratio would have approximated 72.7%.

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998


1999 Compared to 1998  (continued)

Excess and surplus lines net incurred loss and loss expense totaled $350,921 in 1999, 41.9% lower than in 1998. Direct loss and loss expense payments totaled $181,000 in 1999 compared to $439,000 reported during 1998 primarily due to storm damage incurred during the first quarter of 1998. For 1999 the loss and loss expense ratio was 56.0% compared to 81.6% in 1998.

Due to the inherent uncertainty in estimating reserves for losses and loss adjustment expenses, which are estimates of the amounts necessary to settle reported and unreported claims and their related loss adjustment expenses, there can be no assurance that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant.

The loss and loss adjustment expense experienced on the business which the Registrant originates and cedes to its reinsurers may also adversely affect the Registrant's profitability in the future. The Registrant decreased the ceding percentage to 60% from 75% on certain lines effective January 1, 1999. If the Registrant's ratio of loss and loss adjustment expenses to earned premium deteriorates, it is likely that over time, the Registrant's cost of reinsurance would increase, and it is possible that at some future point the Registrant could not obtain reinsurance on economically viable terms. The decrease in reinsurance participation will enhance top-line growth over time and reduce reinsurance costs, however the Registrant will be responsible for a higher level of loss.

Policy acquisition costs declined in 1999 reflecting reduced reinsurance participation and the elimination of one quota share reinsurance agreement covering automobile business which resulted in a commission credit of approximately $1,000,000.

First quarter of 1999 salary and wages are 29.0% lower than the amount reported in 1998 due to a general downsizing and the curtailment of bonuses due to the loss reported in 1998. General and administrative expenses declined 27.5% due to a general downsizing, lower cost of administering fee-for-service business and the elimination of executive relocation costs which were incurred in 1998.

Financial Position, Liquidity and Capital Resources

Net cash flow from operations was negative in 1999 as loss and loss adjustment expense payments and consolidated operating expense payments and debt payments exceeded premiums, fees and investment revenues. The Registrant put forth a concerted effort to settle outstanding claims, thereby reducing the number of claims outstanding in the minimum limits automobile personal injury protection line of business, in addition, legislative changes now require a more timely reporting of claims. These processes accelerated loss payments contributing to the negative cash flow the Registrant experienced. The Registrant believes this practice will improve overall loss and loss expense experience by reducing ultimate loss settlement costs and litigation expenses. The Registrant's practice of maintaining a highly liquid investment portfolio allowed the Registrant to meet cash demands. The Registrant is optimistic that cash flow will improve as rate increases take effect, premium volume improves and the settlement of losses returns to a more normal pattern.

The Registrant maintains sufficient liquidity to meet operational needs. Capital expenditures, debt repayment and operating requirements will be provided by operations and investment activities. The investment policy continues to emphasize higher quality securities matched closely with the short liability duration.

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998


1999 Compared to 1998 (continued)

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

As a result of installing a new Year 2000 compliant premium and claims processing system the Registrant experienced an increase in the backlog of policies, endorsements and cancellations to be processed. Progress continues to be made in this area and operations should be at normal levels during the second quarter of 1999. However, it was necessary to increase staffing and engage outsourcing assistance in order to be able to eliminate the backlog in a reasonable time. At this time the Registrant is not able to estimate the extent to which costs of implementing this system will be in excess of the proposed budget of $1.4 million. However, the Registrant has budgeted an additional $200,000 for these expenses. Expenses associated with the installation of the Year 2000 compliant system were approximately $139,000 during 1998. Capital investments for this project approximate $860,000.

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

Other Items

The Registrant paid an annual dividend of $.11 per share on February 5, 1999 to shareholders of record on January 22, 1999. The dividend payment totaled $783,110.

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

      Item 2. Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998


1999 Compared to 1998 (continued)

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are deemed by the Registrant to be covered by and to qualify for safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Investors and prospective investors are referred to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1998 for a more detailed discussion of the factors that could cause actual results to differ. These forward-looking statements relate to, among other things, (a) the expected benefits from (i) the award of a three year servicing contract by the Florida Automobile Joint Underwriting Association, and (ii) the extension of a service contract by the Florida Residential Property and Casualty Joint Underwriting Association, and (b) the improvement of cash flow as a result of rate increases and a return to a more normal pattern of loss settlements. Such statements reflect the current views of the Registrant and are subject to certain risks and uncertainties that include, but are not limited to, obtaining policy volume service levels under the Joint Underwriting Association service contracts, continued market acceptance of premium rate increases in the automobile minimum limits personal injury protection line of business and adequacy of loss reserves. The Registrant disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                                    Part II

                               Other Information

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:

                  11.  Unaudited computations of earnings per share.
                  27.  Financial Data Schedule (for SEC use only).

     (b)          Reports on Form 8K

                  No reports on Form 8K were filed for the quarter ended March 31, 1999.






                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                     MOBILE AMERICA CORPORATION
                                                     --------------------------
                                                                     Registrant


May 15, 1999                                            By/s/  Allan J McCorkle
------------                                            -----------------------
   Date                                                       Allan J. McCorkle
                                                        President and
                                                        Chief Executive Officer