Form 10-K/A
period 1998-12-31
MOBILE AMERICA CORP
filed 1999-07-09
CIK 67199

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K/A

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1998 Commission file No. 0-6764

                           Mobile America Corporation
             (Exact name of registrant as specified in its charter)

          FLORIDA                                       59-1218935
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 10475 Fortune Parkway Suite 110
 Jacksonville, Florida                                         32256
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (904) 363-6339

Securities registered pursuant to Section 12(b) of the Act:  None

Securities Registered pursuant to Section 12(g) of the Act: Common Stock $.025 par value (Title of Class)


The aggregate market value of the voting stock held by non-affiliates of the Registrant at June 1, 1999: $14,513,885

Common Stock ($.025 Par value) outstanding at June 1, 1999: 7,227,160 Shares


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
             Yes                        No     X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         This Amendment is being filed to include Items comprising the Part III information required by Form 10-K as the Registrant has not filed its definitive proxy statement within 120 days of the end of its fiscal year.


                                    Part III

Item 10. Directors and Executive Officers of the Registrant.
         --------------------------------------------------

         The following table presents the names and ages of all individuals currently serving as directors and executive officers of the Registrant, all positions and offices held with the Registrant, and a brief account of their business experience during the past five years.


                                                  Offices Held in Company; Principal                 Year First
Name                              Age           Occupations During the Past Five Years            Became Director
----                              ---           --------------------------------------            ---------------

J. Michael Garrity                 58     Director; consultant to Guy Carpenter & Co. since             1994
                                          October 1997; Senior Vice President of G.J.
                                          Sullivan Co. from June 1994 to October 1997;
                                          Senior Vice President of AON Reinsurance for
                                          more than five years until June 1994.

Allan J. McCorkle                  67     Chairman of the Board of Directors; President and             1968
                                          Chief Executive Officer from August
                                          1985 until May 24, 1999.

Thomas J. McCorkle                 56     Vice President and Director; President of Fortune             1980
                                          Life Insurance Company from December
                                          1981 to April 1986; Vice President of
                                          Fortune Insurance Company for more
                                          than five years until April 1986;
                                          President of Mobile America Insurance
                                          Group since April 1986.

Thomas E. Perry                    66     Director; private investor; President of Sing                 1994
                                          Development Company from 1990 to 1998.

R. Lee Smith                       56     Director; private investor and real estate                    1979
                                          developer; practicing attorney from 1979 to 1997;
                                          President of Fortune Life Insurance
                                          Company from 1968 to 1997.

Robert Thomas, III                 65     Director; private investor; Senior Vice President             1976
                                          of Brown & Brown, Inc. (an insurance agency) since
                                          1980; previously also a member of the Executive
                                          Committee of Brown & Brown, Inc. from 1980 until
                                          December 1998.

Holly J. McCorkle                  33     Director  since May 24, 1999;  practicing  attorney           1999
                                          since 1991.

Arthur L. Cahoon                   43     Interim President and CEO and Director since May              1999
                                          24, 1999; member of the Board of Directors of
                                          Verio Inc. since January 1999; Chairman of the
                                          Board and CEO of Hiway Technologies, Inc., an
                                          internet company, from May 1998 to January 1999;
                                          since March 1993, general partner of Rock Creek
                                          Partners, Ltd., an investment company, and
                                          Executive Vice President of James Dahl & Co., an
                                          investment banking company; since January 1995,
                                          Executive Vice President of Timberland Investment
                                          Services, LLP, an investment management company,
                                          which he co-founded; in addition, from June 1995
                                          to June 1996, President of QuinStone Industries,
                                          Inc., a manufacturing company.

Duane A. Sanders                   42     Vice President - Operations since August 1995;                1995
                                          Regional Director/Asst. Vice President Cigna
                                          Financial Institution Services from June 1994
                                          until August 1995; Asst. Vice President
                                          Consolidated International Insurance Group from
                                          May 1993 until May 1994; Unit Supervisor, Division
                                          Supervisor, Division Manager, Senior Financial
                                          Business Analyst, Product Manager - Progressive
                                          Insurance from May 1985 until April 1993.

         Allan J. McCorkle and Thomas J. McCorkle are brothers. Allan J. McCorkle is the father of Holly J. McCorkle. Each director is elected to serve until the next annual meeting of shareholders and until the election and qualification of a successor or his or her earlier death, resignation or removal. The term of office of each of the executive officers named above expires at the first meeting of the Board of Directors following the annual meeting of the shareholders.

Voting Agreement

         On May 24, 1999, the Registrant, Allan J. McCorkle ("A. McCorkle") and
R. Lee Smith ("Smith") entered into a Shareholder Agreement (the "Voting Agreement"). In the Voting Agreement, A. McCorkle and Smith agreed to vote all of the shares over which they then have voting power (except 24,701 shares contributed by McCorkle to the Kissaway County Charitable Trust) in favor of the following slate of directors: (i) Allan J. McCorkle, Thomas J. McCorkle and Holly J. McCorkle (the "Family Directors"), (ii) J. Michael Garrity, Thomas E. Perry, R. Lee Smith and Robert Thomas (the "Non-Family Directors") and (iii) Arthur L. Cahoon. In the event of a vacancy on the Board with respect to a Family Director, A. McCorkle and Smith agreed to vote for a director nominated by A. McCorkle, and in the event of a vacancy on the Board with respect to a Non-Family Director, A. McCorkle and Smith agreed to vote in favor of an individual nominated by the Non-Family Directors and Cahoon. In the event a new President and CEO is hired and elected as a director, A. McCorkle and Smith agreed to vote in favor of an additional nominee selected by A. McCorkle.

         The Voting Agreement generally continues until, but not including, the 2002 Annual Meeting of the Registrant's shareholders. However, the Voting Agreement will terminate earlier on the happening of any of the following events: (i) the death of A. McCorkle, (ii) default by the Registrant under its Consulting Agreement or Director Indemnification Agreement with A. McCorkle after notice and opportunity to cure, (iii) the occurrence of a "material adverse change" as defined in the Voting Agreement or (iv) failure of the Company's Board to nominate as directors the Family Directors or Cahoon.

         On May 24, 1999 the number of directors was increased by two and Holly
J. McCorkle and Arthur L. Cahoon were elected to serve as directors until the next Registrant's annual meeting of shareholders and until their successors are duly elected and qualified.


Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires the Registrant's directors and executive officers, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Registrant. Officers, directors, and greater than ten percent stockholders are required by SEC regulation to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based upon a review of its files in preparing this Amendment, the Registrant discovered that its executive officers and directors inadvertently failed to file information concerning the grant of stock options under the Registrant's Incentive Plan. Grants have been disclosed in definitive proxy statements filed by the Registrant. The Registrant is assisting its executive officers and directors with reporting such options on late Form 5 filings in July, 1999. As of the date of this filing, all of these filings were made except the report of Jack Chambers, a former director of the Company, Thomas J. McCorkle and Allan J. McCorkle. The late Form 5 filing of Thomas E. Perry included one transaction in which he acquired 3,000 shares of the Registrant's stock in December 1998 for which Mr. Perry inadvertently failed to file a Form
4. Effective December 31, 1996 Allan J. McCorkle transferred all of his stock in Mobile America to a limited partnership controlled by Mr. McCorkle. Mr. McCorkle inadvertently failed to file a Form 5 reflecting this change in form of ownership and inadvertently failed to file a Form 3 initial statement of ownership for the partnership. Mr. McCorkle has continued to report the shares owned by the partnership as directly owned by him and has reported changes in ownership by the partnership as changes in his direct ownership. The partnership is in the process of preparing a late Form 3 filing and a late joint Form 5 filing with Mr. McCorkle for pre-1999 transactions by the partnership which Mr. McCorkle reported as changes in his direct ownership. Other than the foregoing, to the Registrant's knowledge, based solely on a review of the copies of such reports furnished to the Registrant and written representations that no other reports were required, during the Registrant's 1998 fiscal year all applicable
Section 16(a) filing requirements were complied with by the officers, directors, and greater than ten percent beneficial owners.


Item 11.  Executive Compensation

         The following table sets forth information with respect to the compensation paid or accrued by the Registrant and its subsidiaries for services rendered during the last three fiscal years, to the Registrant's Chief Executive Officer and each of the other executive officers of the Registrant who were serving as executive officers at the end of the fiscal year.

                                     Summary Compensation Table

                                                                                                Long Term
                                                                                              Compensation
                                            Annual Compensation                                  Awards
                                                                                              Securities
                                                                               Other          Underlying            All
                                                                              Annual          Options /            Other
Name and Position               Year        Salary(1)         Bonus       Compensation(2)       SAR's         Compensation(3)
---------------------------- ----------- ---------------- -------------- ------------------ --------------- --------------------

Allan J. McCorkle(4)            1998        $427,751         $169,260            -              15,000           $13,430
Chairman, President and         1997         413,953          176,312            -              15,000            13,363
Chief Executive Officer         1996         413,953          132,565            -              17,250(5)         13,589

Thomas J. McCorkle              1998        $127,000         $ 42,315            -               5,000            13,761
Vice President                  1997         120,000           44,078            -               5,000            13,686
                                1996         114,043           33,142            -               5,750(5)         13,347

Duane A. Sanders                1998        $131,475         $ 42,315            -               5,000            13,761
Vice President                  1997         124,439           44,078            -               5,000            13,686
                                1996         117,413           11,441            -               5,750(5)         11,770

Thomas L. Stinson(6)            1998        $126,300         $ 39,745            -               5,000            13,761
Vice President and              1997         115,750           22,369            -               5,000            12,664
Chief Financial Officer         1996          80,917           16,819            -               2,875(5)          9,094

------------------------

(1) Includes amounts deferred under the Registrant's money purchase pension plan.
(2) Each executive officer receives miscellaneous perquisites, the amount of which does not exceed the applicable thresholds for specific disclosure.
(3)   The amounts shown in this column for 1998 include the following:

                            Company Contributions to               Term Life
                          Money Purchase Pension Plan         Insurance Premiums
                          ---------------------------         ------------------

Allan J. McCorkle                   $12,126                        $ 1,304
Thomas J. McCorkle                   12,126                          1,635
Duane E. Sanders                     12,126                          1,635
Thomas L. Stinson                    12,126                          1,635

(4) Allan J. McCorkle retired as President and Chief Executive Officer effective May 24, 1999.
(5) Previously granted option shares have been adjusted to reflect the 15% stock dividend effected in July 1997.
(6) Thomas L. Stinson terminated employment with the Registrant effective March 31, 1999.

         The Company has Agreements regarding Severance and Change in Control (the "Severance Plans") with each of the executive officers other than Allan J. McCorkle. The Severance Plans provide that if the executive is terminated other than for cause (as defined in the Severance Plans) within 18 months after a change in control of the Company, or if the executive terminates his or her employment for good reason (as defined in the Severance Plans) within such 18-month period, the executive is entitled to receive a lump sum payment equal to 18 months of his base salary and to continue to receive life and health insurance benefits for an 18-month period after such termination. In addition, the Severance Plans provide for the acceleration of all stock options held by the executive. There are no other employment contracts outstanding on any of the executive officers of the Registrant.

Options

         The following table sets forth information concerning options granted during the year ended December 31, 1998 under the Registrant's Incentive Plan to the executives named in the Summary Compensation Table above. The Registrant did not grant any stock appreciation rights during the year.

                                         OPTION GRANTS IN LAST FISCAL YEAR
                                                                                            Potential Realizable
                                                                                          Value at Assumed Annual
                                                                                            Rates of Stock Price
                                                                                              Appreciation for
                                              Individual Grants                                 Option Term
                          ----------------------------------------------------------    -----------------------------
                                        Percentage of
                             Number     Total Options
                               Of         Granted to
                            Options      Employees in    Exercise     Expiration
          Name              Granted        1998(1)        Price          Date                5%             10%
------------------------- ------------- --------------- ----------- ---------------- -- -------------- --------------

Allan J. McCorkle          15,000(2)        28.030%      $ 7.125      08/27/2008           $ 67,213        70,331

Thomas J. McCorkle          5,000(2)         9.345%        7.125      08/27/2008             22,404        56,777

Duane A. Sanders            5,000(3)         9.345%        5.5625     11/20/2008             17,491        44,326

Thomas L. Stinson           5,000(3)         9.345%        5.5625     11/20/2008             17,491        44,326


------------------------

(1) A total of 53,500 options were granted to key employees in 1998 under the Company's Incentive Plan.
(2)   All options granted are fully vested.
(3) Options vest 20% annually beginning on the first anniversary of the date of grant.

         The following table sets forth information concerning the value of unexercised options as of December 31, 1998 held by the executives named in the Summary Compensation Table above. No options were exercised by such persons during 1998.

                                           OPTION YEAR-END VALUES TABLE


                                          Number of Securities                      Value of Unexercised
                                         Underlying Unexercised                    In-the-Money Options at
                                      Options at December 31, 1998                    December 31, 1998
         Name                         Exercisable/Unexercisable(1)              Exercisable/Unexercisable(2)
         ----                         -------------------------                 -------------------------

Allan J. McCorkle                          76,000 / -0-                                    -
Thomas J. McCorkle                         27,250 / -0-                                    -
Duane A. Sanders                           10,200 / 17,050(3)                              -
Thomas L. Stinson                           4,600 / 17,050(3)                              -

------------------------

(1) Option amounts have been adjusted to reflect the 15% stock dividend effected in July 1997.
(2) None of the unexercised options held by executive officers were "in-the-money" as of the end of the fiscal year.
(3) Options vest 20% annually beginning on the first anniversary of the date of grant.


Directors' Compensation

         In 1998, each outside director of the Registrant was paid $1,000 for each Board of Directors' meeting and $500 for each Board Committee meeting attended. Each outside director also participates in the Registrant's group health insurance and medical reimbursement plans for its executive officers at no cost to the director. In 1998, the Registrant reimbursed Mr. Perry and Mr. Thomas $15,593 and $1,235, respectively, under the Registrant's medical reimbursement plan for medical expenses not covered by group health insurance. The Registrant also provided each outside director with $265,000 of term life insurance coverage under the Registrant's group life insurance plans for its executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         The following table shows the name, address and beneficial ownership as of June 1, 1999, of (i) each person known to the Registrant to be the beneficial owner of more than five percent of its outstanding common stock, (ii) each person who was a director or executive officer of the Registrant as of that date, and (iii) all executive officers and directors of the Registrant as a group:


                Name of                          Amount and Nature of                          Percent
           Beneficial Owner                      Beneficial Ownership                         of Class
           ---------------                       -------------------                          --------

Allan J. McCorkle(1)                                 3,051,866(2)                              41.79%

R. Lee Smith(3)                                        374,999(4)                               5.17%

Robert Thomas, III                                     216,645(5)                               2.99%

Thomas J. McCorkle                                      29,838(6)                                 *

J. Michael Garrity                                      23,800(7)                                 *

Thomas E. Perry                                         26,225(8)                                 *

Duane A. Sanders                                        10,200(9)                                 *

Holly J. McCorkle                                       18,471(10)                                *

Arthur L. Cahoon                                        50,000(11)                                *

All executive officers and directors                 3,802,044                                 50.77%
as a group (a total of 9 persons)

--------------------------
*     Less than 1%.
(1) The address of Mr. Allan McCorkle is c/o Jones & McCorkle, 6712 Atlantic Boulevard, Jacksonville, Florida 32211.
(2) Includes 2,928,965 shares owned by McCorkle Investments Limited Partnership, a Nevada limited partnership, controlled by Mr. McCorkle. Includes 24,701 shares held by a charitable trust of which Mr. McCorkle is one of four trustees, as to which Mr. McCorkle disclaims beneficial ownership. Includes immediately exercisable options to purchase 28,750 shares, 17,250 shares, 15,000 shares and 15,000 shares, granted to Mr. Allan McCorkle under the Registrant's Incentive Plan, at exercise prices of $8.365, $8.91, $9.75 and $7.125 per share, respectively. Excludes 347,749 shares owned by R. Lee Smith which are subject to a Voting Agreement between Mr. McCorkle and Mr. Smith. See "Voting Agreement."
(3) The address of Mr. Smith is 1200 Riverplace Boulevard, Suite 902, Jacksonville, Florida 32207.
(4) Includes immediately exercisable options to purchase 11,500 shares, 5,750 shares, 5,000 shares and 5,000 shares, granted to Mr. Smith under the Registrant's Incentive Plan, at exercise prices of $8.365, $8.91, $9.75 and $7.125 per share, respectively. Excludes 2,980,965 shares owned beneficially by Allan J. McCorkle which are subject to a Voting Agreement between Mr. Smith and Mr. McCorkle. See "Voting Agreement."
(5) Includes immediately exercisable options to acquire 11,500 shares, 5,750 shares, 5,000 shares and 5,000 shares granted to Mr. Thomas under the Registrant's Incentive Plan at exercise prices of $8,365, $8.91, $9.75 and $7.125, respectively. Includes the following shares as to which Mr. Thomas disclaims beneficial ownership:

          o  15,075 shares owned by his wife
          o 41,210 shares owned by a community foundation of which Mr. Thomas may be deemed to share voting and investment control as a result of his position as a member of the Board of Directors and Investment Committee of the foundation
          o 96,620 shares owned by a family limited partnership of which Mr. Thomas may be deemed to share voting and investment power as a result of his role as a financial advisor to the limited partner-ship

      Excludes 243,265 shares which Mr. Thomas expects to reacquire as a result of the rescission of a sale of such shares by Mr. Thomas that occurred in May, 1998.
(6) Includes immediately exercisable options to purchase 11,500 shares, 5,750 shares, 5,000 shares and 5,000 shares, granted to Mr. Thomas McCorkle under the Registrant's Incentive Plan, at exercise prices of $8.365, $8.91, $11.875 and $7.125, respectively.
(7) Includes immediately exercisable options to purchase 5,750 shares, 5,750 shares, 5,000 shares and 5,000 shares, granted to Mr. Garrity under the Registrant's Incentive Plan, at exercise prices of $8.365, $8.91, $9.75 and $7.125 per share, respectively.
(8) Includes immediately exercisable options to purchase 5,750 shares, 5,750 shares, 5,000 shares and 5,000 shares, granted to Mr. Perry under the Registrant's Incentive Plan, at exercise prices of $8.365, $8.91, $9.75 and $7.125 per share, respectively.
(9) All amounts shown are immediately exercisable options to purchase 6,900 shares, 2,300 shares and 1,000 shares, granted to Mr. Sanders under the Registrant's Incentive Plan, at exercise prices of $8.1565, $8.91 and $9.75, respectively.
(10) Includes 2,040 shares owned by Ms. McCorkle's husband as to which Ms. McCorkle disclaims beneficial ownership.
(11) Includes an immediately exercisable option to purchase 50,000 shares at $3.125 per share.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

         No director or executive officer of the Registrant, nor any security holder who is known to the Registrant to own of record or beneficially more than five percent of any class of the Registrant's voting securities, nor any member of the immediate family of any of the foregoing persons had any material interest, direct or indirect, in any transaction of the Company or its subsidiaries for the year ended December 31, 1998 or in any proposed transactions. The Company engages in routine business transactions with certain directors of the Company involving less than $60,000 each, and the terms of these transactions are as favorable to the Company as could be obtained from unrelated parties.

         On May 24, 1999, the Registrant entered into a Consulting and Noncompetition Agreement (the "Consulting Agreement") with Allan J. McCorkle, Chairman of the Board of Directors of the Registrant in connection with his retirement on that date as the Company's President and CEO. Pursuant to the Consulting Agreement, A. McCorkle agreed to provide consulting services to the Registrant as requested by the Registrant and not to compete with the business of the Registrant nor solicit its agents, employees and customers for a period of seven years or until his earlier death (the "Consulting Term"). During the Consulting Term, the Registrant agreed to pay A. McCorkle a consulting fee of $250,000 per year. If the Consulting Term ends for reasons other than A. McCorkle's death, the Registrant will pay McCorkle $250,000 per year for an additional seven year period or until his earlier death (the "Restrictive Term") as compensation for his compliance with certain restrictive covenants during this period. After the Restrictive Term, the Registrant agreed to pay Rosemary McCorkle, A. McCorkle's wife, if she is then alive a benefit of $125,000 per year until her death. During the Consulting Term, the Registrant also agreed to pay A. McCorkle a monthly allowance of $1,500 for secretarial and office space, or alternatively, provide A. McCorkle with part-time secretarial assistance and office space. As a director, A. McCorkle will participate in the life insurance and medical insurance programs provided to the Company's directors, but will not be eligible to receive director's fees, meeting fees or other compensation paid or awarded to directors.

         The Registrant from time to time employs the law firm of Jones & McCorkle, P.A., of which Holly J. McCorkle and her husband are members, to provide legal services to the Registrant. During the fiscal year ended December 31, 1998, the Registrant paid Jones & McCorkle $31,744.46 for such services.

Exhibits:

         3. (a) The Articles of Incorporation of the Registrant originally filed on Form S-1 Registration Statement No. 2-42438, effective March 3, 1972 are hereby incorporated herein by reference.

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

             (b) Bylaws, as amended May 24, 1999.

        10. (a) Shareholder Agreement dated as of May 24, 1999 between the Registrant and Allan J. McCorkle and R. Lee Smith.

             (b) Consulting and Non-competition Agreement dated as of
                 May 24, 1999 between the Registrant and Allan J. McCorkle.

             (c) Director Indemnification Agreement.

             (d) Agreement Regarding Severance and Change of Control

        11. Earnings Per Share Computations as filed on March 30, 1999 with the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

        21. Subsidiaries of Registrant as filed on March 30, 1999 with the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

        23.  Consent of Cherry Bekaert & Holland, L.L.P.

        27. Financial Data Schedule as filed on March 30, 1999 with the Registrant's Form 10-K for the year ended December 31, 1998 and incorporated herein by reference.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            MOBILE AMERICA CORPORATION
                                                   Registrant



July 9, 1999                                By:  /s/ Duane A. Sanders
                                               ---------------------------------
                                                 Duane A. Sanders
                                                 Vice President