Form 10-Q
period 1999-06-30
MOBILE AMERICA CORP
filed 1999-08-13
CIK 67199

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For Quarter Ended June 30, 1999       Commission File No. 0-6764
                                       -------

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

        Registrant's telephone number, including area code (904) 363-6339
                                                           ---------------


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

                                Yes [X]   No [ ]

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

         There were 7,167,542 shares of common stock, par value $.025 per share, outstanding as of the close of business on August 6, 1999.

                                     PART I



                           Mobile America Corporation

                                      INDEX



Financial Statements:                                                   Page

     Part I
     ------

     Unaudited Consolidated Balance Sheets                                 1

     Unaudited Consolidated Statements of Operations                       2

     Unaudited Consolidated Statements of Comprehensive Income             3

     Unaudited Consolidated Statements of Cash Flows                       4

     Unaudited Consolidated Statements of Changes in
       Stockholders' Equity                                                5

     Notes to Financial Statements                                       6-8

     Management's Discussion and Analysis
       of the Unaudited Consolidated Statements of Operations           9-12

     Exhibit 11 - Computations of Earnings Per Share                      14

     Part II
     -------

     Other Information, and Signatures                                    13

                   Mobile America Corporation and Subsidiaries
                      Unaudited Consolidated Balance Sheets
                       June 30, 1999 and December 31, 1998

                 Assets                                      1999                    1998
---------------------------------------------------------------------------------------------
Investments:
   Securities held to maturity
     at amortized cost (fair value
     $24,793,134 and $30,811,888)                       $  24,733,586           $  30,321,793
   Securities available for sale at fair value
     (amortized cost $26,019,492
      and $27,240,132)                                     26,222,325              27,919,593

   Short-term investments                                  11,616,630              21,210,230
                                                        -------------------------------------


      Total investments                                    62,572,541              79,451,616
                                                        -------------------------------------


Cash                                                        1,459,124               1,082,422
Receivables:

   Insurance premiums                                       2,655,206               3,041,656
   Accrued investment income                                  805,267                 904,692
   Reinsurance, paid losses and other                          10,856                 398,395
   Reinsurance recoverable, unpaid losses                  18,184,048              17,688,861

   Other receivables                                          683,429                 933,253
   Current income taxes                                     3,983,685               2,747,359
                                                        -------------------------------------

      Total receivables                                    26,322,491              25,714,216
                                                        -------------------------------------


Deferred income tax                                         1,498,394                 985,578


Ceded unearned premium                                     13,381,588              16,372,379

Deferred policy acquisition costs                          (1,580,059)             (2,743,281)






Property  and equipment                                     2,078,188               2,153,357


Equity in pools and associations                            1,129,662               1,132,210
Other assets                                                  479,377                 514,919
                                                        -------------------------------------

                                                        $ 107,341,306           $ 124,663,416
                                                        =====================================


  Liabilities and Stockholders' Equity                        1999                    1998
---------------------------------------------------------------------------------------------

 Insurance loss reserves, including
    life insurance policy benefits of                   $  31,064,693           $  29,106,729
 $17,741 and $17,741
 Unearned premium                                          27,364,656              26,913,770
 Unearned service fees                                        193,777                 448,117
 Contractholders funds                                      1,842,577              11,485,618

 Reinsurance funds withheld and
    balances payable                                        1,280,761               6,664,985
 Claim payments outstanding                                 3,672,757               2,073,901
 Accrued expenses and other liabilities                     1,493,721               1,579,854

 Deferred income tax on net unrealized gains on
    securities available for sale                              68,963                 231,017

 Note payable                                               8,400,000               9,600,000
                                                        -------------------------------------

      Total liabilities                                    75,381,905              88,103,991
                                                        -------------------------------------

 Stockholders' equity:
 Common stock, $.025 par value per share
    Authorized - 18,000,000 shares

    Issued - 7,644,414 shares                                 191,110                 191,110


 Preferred stock, $.10 par value per share
    Authorized - 500,000 shares

    Issued and outstanding - none                                   0                       0

 Capital in excess of par value                             4,348,842               4,348,842


 Accumulated other comprehensive income:
 Net unrealized appreciation on securities
    available for sale net of deferred
    income taxes of $68,963 and $231,017                      133,870                 448,444


 Treasury stock at cost, 476,580 and
    476,580 shares                                         (1,233,069)             (1,233,069)


 Retained earnings                                         28,518,648              32,804,098
                                                        -------------------------------------

      Total stockholders' equity                           31,959,401              36,559,425
                                                        -------------------------------------

                                                        $ 107,341,306           $ 124,663,416
                                                        =====================================




See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Operations
 Quarters ended June 30, 1999 and 1998, Six Months Ended June 30, 1999 and 1998

                                                         Quarters Ended June 30             Six Months Ended June 30
                                                          1999           1998                  1999           1998
                                                         ------------------------           --------------------------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $9,483,587, $11,171,372,
      $20,693,167 and $22,326,041                       $ 7,565,290    $ 9,072,620          $ 15,997,935    $19,497,196
   Service fees earned                                    1,430,199      2,152,962             3,310,401      4,604,770
   Investment income                                        919,077      1,116,436             1,920,658      2,349,159
   Other                                                      7,476         30,280                14,929         33,740
   Net realized gains (losses) on investments                65,397         (6,375)               57,306        (30,299)
                                                        --------------------------          ---------------------------

         Total revenues                                   9,987,439     12,365,923            21,301,229     26,454,566
                                                        --------------------------          ---------------------------


Expenses:
   Losses and loss adjustment expenses, net of
      reinsurance recoveries of $12,933,684,
      $8,576,121, $21,479,422 and $18,150,816             8,951,509      6,546,835            16,506,346     12,768,376
   Policy acquisition costs                               3,625,641        742,983             3,386,381      2,021,976
   Salaries and wages                                     1,730,073      1,824,270             3,350,566      4,108,154
   General and administrative expenses                    2,154,073      1,650,927             3,662,620      3,730,810
   Interest expense                                         163,616        229,432               342,383        470,434
                                                        --------------------------          ---------------------------

         Total expenses                                  16,624,912     10,994,447            27,248,296     23,099,750
                                                        --------------------------          ---------------------------


Income (loss) before provision for income taxes          (6,637,473)     1,371,476            (5,947,067)     3,354,816
                                                        --------------------------          ---------------------------

Provision and (benefit) for income taxes:
   Current                                               (2,493,871)       169,291            (1,931,911)       630,154
   Deferred                                                (106,867)       191,330              (512,816)       367,893
                                                        --------------------------          ---------------------------

         Total provision for income taxes                (2,600,738)       360,621            (2,444,727)       998,047
                                                        --------------------------          ---------------------------


Net income (loss)                                       $(4,036,735)   $ 1,010,855          $ (3,502,340)   $ 2,356,769
                                                        ==========================          ===========================

Basic and diluted earnings (loss) per share:
Net income (loss)                                       $     (0.56)   $      0.14          $      (0.49)   $      0.33
                                                        ==========================          ===========================




                                                       ===========================          ===========================

Dividends per share                                    $       0.00    $      0.00          $       0.11    $      0.35
                                                       ===========================          ===========================


         See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                  Unaudited Statements of Comprehensive Income
 Quarters Ended June 30,1999 and 1998 and Six Months Ended June 30,1999 and 1998

                                                       Quarters Ended June 30             Six Months Ended June 30
                                                       1999              1998              1999              1998
                                                    -----------       -----------       -----------       ----------

Net income (loss)                                   $(4,036,735)      $ 1,010,855       $(3,502,340)      $2,356,769
                                                    -----------       -----------       -----------       ----------

Other comprehensive income:

Unrealized gains on securities:
    Unrealized holding gains (losses) arising
    during period net of taxes $(82,113),
    $(15,870), $(151,960) and $127,123                 (159,397)          (30,807)         (294,982)         246,767
Reclassification adjustment for (gain) losses
    included in net income (loss) net of taxes
    $(13,107), $(6,032), $(10,093) and $1,487           (25,443)          (11,709)          (19,593)           2,887
                                                    -----------       -----------       -----------       ----------


Other comprehensive income                             (184,840)          (42,516)         (314,575)         249,654
                                                    -----------       -----------       -----------       ----------

Comprehensive income (loss)                         $(4,221,575)      $   968,339       $(3,816,915)      $2,606,423
                                                    ===========       ===========       ===========       ==========


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                     Six Months Ended June 30,1999 and 1998


                                                               1999                   1998
                                                          -----------------------------------
Cash Flows from Operating Activities:
 Net income (loss)                                        $ (3,502,340)          $  2,356,769
 Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
 Provision for depreciation                                    188,409                102,543
 Loss (gain) on sale of investments                            (57,306)                30,299
Change in assets and liabilities:
 Insurance premiums receivable                                 388,998               (865,798)
 Accrued investment income and other receivables               349,249                291,979
 Deferred policy acquisition costs                          (1,163,222)               997,815
 Prepaid expenses and other assets                              35,542                236,062
 Insurance loss reserves                                     1,957,964             (9,548,810)
 Unearned premium                                              450,886             (1,416,959)
 Contractholder funds                                       (9,643,041)            (1,272,534)
 Reinsurance funds held and balances payable                (5,384,224)            (3,675,820)
 Claim payments outstanding                                  1,598,856               (427,621)
 Accrued expenses                                              (86,133)              (139,817)
 Current income taxes                                       (1,236,326)               316,170
 Deferred income taxes                                        (512,816)               367,893
 Ceded unearned premium                                      2,990,791             (1,622,455)
 Reinsurance receivable                                       (107,648)             3,954,395
 Unearned service fees                                        (254,340)                11,275
                                                          -----------------------------------
          Net cash used in
            operating activities                           (13,986,701)           (10,304,614)
                                                          -----------------------------------

Cash Flows from Investing Activities:
 Net change in short term investments                        9,593,600              3,837,528
 Purchase of investments                                    (4,222,339)            (6,474,912)
 Proceeds from sale and maturity of investments             11,088,492             13,586,992
 Purchase of property and equipment                           (113,240)              (654,749)
                                                          -----------------------------------
          Net cash provided in investing
            activities                                      16,346,513             10,294,859
                                                          -----------------------------------

Cash Flows from Financing Activities:
 Purchase of Treasury stock                                          0                 (3,666)
 Dividends paid to stockholders                               (783,110)            (2,492,629)
 Principal Payment, note payable                            (1,200,000)            (1,200,000)
                                                          -----------------------------------
          Net cash used in
            financing activities                            (1,983,110)            (3,696,295)
                                                          -----------------------------------

Net change in cash                                             376,702             (3,706,050)

Cash, beginning of period                                    1,082,422              4,518,020
                                                          -----------------------------------

Cash, end of period                                       $  1,459,124           $    811,970
                                                          ===================================

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 1999 and 1998

                                                           1999                   1998
                                                     -----------------------------------
Common stock:
     No Change during period                         $    191,110           $    191,110
                                                     -----------------------------------

Preferred stock:
     No Change during period                                    0                      0
                                                     -----------------------------------

Capital in excess of par value:
     No Change during period                            4,348,842              4,348,842
                                                     -----------------------------------

Accumulated other comprehensive income:
Net unrealized appreciation on securities
 available for sale:
     Balance at beginning of period                       448,444                 78,861
     Increase (decrease)                                 (476,628)               378,265
     Deferred taxes on unrealized gains                   162,054               (128,610)
                                                     -----------------------------------

     Balance at end of period                             133,870                328,516
                                                     -----------------------------------

Treasury stock:
     Balance at beginning of period                    (1,233,069)            (1,229,403)
     Purchases of 0 and 292 Shares                              0                 (3,666)
                                                     -----------------------------------

     Balance at end of period                          (1,233,069)            (1,233,069)
                                                     -----------------------------------

Retained earnings:
     Balance at beginning of period                    32,804,098             36,296,261
     Net income (loss)                                 (3,502,340)             2,356,770
     Cash dividends $.11 and $.35
       per share                                         (783,110)            (2,492,629)
                                                     -----------------------------------

     Balance at end of period                          28,518,648             36,160,402
                                                     -----------------------------------


Total stockholders' equity at end of period          $ 31,959,401           $ 39,795,801
                                                     ===================================


See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at June 30, 1999 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Mobile America Corporation 1998 10-K.

Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 presentation.

Note 2. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of options using the treasury stock method.

                                                           Quarters Ended June 30                   Six Months Ended June 30
                                                           ----------------------                   ------------------------
                                                          1999                 1998                 1999                 1998
Numerator:
Income (loss) available to common shareholders        $(4,036,735)          $1,010,855          $(3,502,340)          $2,356,769
                                                      ===========           ==========          ===========           ==========

Denominator:
  Basic earnings per share
  weighted average shares                               7,167,542            7,167,584            7,167,542            7,167,670

Effect of dilution:
  Employee stock options                                    1,200               33,729                4,372               50,971
                                                      -----------           ----------          -----------           ----------


Diluted earnings per share adjusted weighted
average shares and assumed conversions                  7,168,742            7,201,313            7,171,914            7,218,641
                                                      ===========           ==========          ===========           ==========

Basic earnings (loss) per share                       $     (0.56)          $     0.14          $     (0.49)          $     0.33
                                                      ===========           ==========          ===========           ==========

Diluted earnings (loss) per share                     $     (0.56)          $     0.14          $     (0.49)          $     0.33
                                                      ===========           ==========          ===========           ==========

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

The following schedule presents segment revenues and profit before taxes for the quarters and six months ended June 30,1999 and 1998 and assets by operating segment at June 30,1999 and December 31,1998. The reconciling items for revenues and assets include adjusting available for sale securities to market value and the reclassification of reinsurance recoverable balances and the elimination of intercompany holdings. There have been no significant differences from the last annual 10K report in the basis of measuring segment profit or loss. There have been no material changes in the amount of assets for any operating segment since the last annual 10K report except the decline in the assets in the automobile insurance segment due to negative operating cash flows and in the corporate segment due to the repayment of principal on the note payable.

                  Mobile America Corporations and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 3. Business Segments (continued)

                                                           Quarters Ended June 30                  Six Months Ended June 30
                                                           ----------------------                  ------------------------
                                                         1999                 1998                 1999                 1998
                                                         ----                 ----                 ----                 ----
Segment revenues:

Automobile insurance                                $  8,325,060         $ 10,046,905         $ 17,658,902         $ 21,785,358
Excess and surplus lines insurance                     1,052,865              969,155            1,952,355            2,026,988
Fee for service                                          391,149              745,045            1,027,384            1,489,875
Corporate                                                347,963              433,220              690,037              905,961
Premium finance                                          (54,303)             153,170              137,594              292,709
Other                                                     53,916               74,430              108,486              156,818
                                                    ------------         ------------         ------------         ------------

   Total segment revenues                           $ 10,116,650         $ 12,421,925         $ 21,574,758         $ 26,657,709

Intercompany eliminations                               (129,211)             (56,002)            (273,529)            (203,143)
                                                    ------------         ------------         ------------         ------------

   Total consolidated revenues                      $  9,987,439         $ 12,365,923         $ 21,301,229         $ 26,454,566
                                                    ============         ============         ============         ============

Segment profit (loss) before taxes:

Automobile insurance                                $ (6,155,241)        $    650,560         $ (6,128,471)        $  2,163,564
Excess and surplus lines insurance                       341,930              458,531              639,724              582,546
Fee for service                                           43,619              263,107              342,322              525,291
Corporate                                               (741,536)            (153,005)            (798,783)             (77,655)
Premium finance                                         (145,012)             126,450              (42,236)             116,978
Other                                                     18,767               25,833               40,377               44,092
                                                    ------------         ------------         ------------         ------------

 Total consolidated profit (loss) before tax        $ (6,637,473)        $  1,371,476         $ (5,947,067)        $  3,354,816
                                                    ============         ============         ============         ============


                                            June 30, 1999      December 31, 1998
                                            -------------      -----------------
Segment assets:

Automobile insurance                        $  61,420,769         $  69,603,743
Excess and surplus lines insurance              9,728,881             9,589,246
Fee for service                                 6,093,629             6,250,161
Corporate                                      32,467,477            35,101,117
Premium finance                                 3,230,610             3,494,370
Other                                           3,242,970             3,180,653
                                            -------------         -------------

   Total segment assets                     $ 116,184,336         $ 127,219,290

GAAP adjustments & reclassifications           32,780,072            39,067,228
Intercompany eliminations                     (41,623,102)          (41,623,102)
                                            -------------         -------------

   Total consolidated segment assets        $ 107,341,306         $ 124,663,416
                                            =============         =============

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Operations

The Registrant reports a net loss of $3,502,340 ($.49 a share) for the six months ended June 30, 1999. This compares to net income of $2,356,769 ($.33 a share) reported during the first half of 1998. The loss for the period is due to lower earned revenues and increased loss experience, partially offset by lower operating expenses.

Consolidated revenues decreased 19.5% compared to the same period last year due to a 17.9% reduction in earned insurance premiums, a 28.1% reduction in service fee income and lower investment income.

Direct earned premium in the automobile segment declined 13.0% to $34,550,415 from $39,722,867 earned during the first half of 1998. The decline reflects the reduction in direct written premium resulting from increased competition and processing backlogs from computer modification problems during the Year 2000 conversion process. Earned premium in the automobile segment net of reinsurance ceded declined 18.6% to $14,625,226 from $17,959,825 reported in 1998, following the trend in direct business.

Direct written premium in the automobile segment decreased 9.7% to $34,653,440 during the current six months period compared to the comparable period in 1998.

Direct excess and surplus lines earned premium increased 4.4% to $2,131,724 during the current period. Net earned premium declined 7.7% to $1,364,547 reflecting higher reinsurance costs for excess loss coverage. Direct written premium increased 21.6% to $2,478,026 during the first six months of 1999 over the same period in 1998.

The processing backlog problems resulting from computer modification problems during the Year 2000 conversion process which were experienced during the second half of 1998 and the first quarter of 1999 have been addressed with increased staffing and the use of outsourcing assistance. The Registrant has eliminated most of the backlog and has returned to a more normal operating pattern during the second quarter of 1999. The Registrant believes that it will now be able to recapture market share and better service the needs of its insureds and agents.

Service fee revenue, which includes fee-for-service revenue, premium finance revenue and Mobile America Insurance Group, Inc.'s agency revenue, declined 28.1% over the same period last year. Revenues from fee-for-service business declined 36.7% to $1,018,490 reflecting a continued decline in the Florida property and automobile joint underwriting associations' pools of available business. Premium finance revenues of $357,572 were adversely affected by a $223,500 write-off in receivable balances. Agency fee revenue, which is directly related to the production of new business, totaled $2,157,839 for the period compared to $2,724,261 reported in 1998.

Investment income declined 18.3% over the first half of 1998 as a result of a decrease in invested assets and the reinvestment of maturing securities at lower interest rates.

Consolidated expenses increased 18.0% compared to the same period last year due to an increase in incurred losses and policy acquisition costs offset by lower salary and operating expenses.

Net loss and loss adjustment expenses incurred increased 29.3% for the first half of 1999 compared to the same period last year. The ratio of incurred loss and loss expense to earned premium is 103.2% in 1999 compared to 65.5% in 1998.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

During 1999 net incurred loss and loss expenses in the automobile segment increased 32.8% to $15,717,505, driven by an increase in the frequency and severity of losses in the personal injury protection automobile line. Direct paid loss and loss adjustment expenses declined 9.9% to $35,527,147. However, this decline was more than offset by a reduction in the amount of losses ceded ($20,955,992 in 1999 versus $21,994,620 in 1998) and by amounts set aside for reserves. During the first half of 1999, $1,146,350 was added to reserves for the automobile segment while for the same period in 1998 reserves were drawn down by $5,582,806, which equates to a $6,729,156 difference in expense levels between the two periods. The net loss and loss expense ratio in this segment was 107.5% in 1999 and 65.9% in 1998.

Excess and surplus lines net incurred loss and loss expenses totaled $774,283 in 1999, 15.7% lower than in 1998. Direct loss and loss expense payments totaled $486,100 in 1999 compared to $1,040,390 reported during 1998, primarily due to storm damage incurred during the first quarter of 1998. For 1999 the net incurred loss and loss expense ratio was 56.7% compared to 62.1% in 1998.

There is inherent uncertainty in estimating reserves for losses and loss adjustment expenses, which are estimates of the amounts necessary to settle reported and unreported claims and the related administrative and legal costs of doing so. No assurance can be made that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant.

The loss and loss adjustment expense experienced on the business which the Registrant originates and cedes to its reinsurers may also adversely affect the Registrant's profitability in the future. The Registrant decreased the ceding percentage to 60% from 75% on certain lines effective January 1, 1999. If the Registrant's ratio of loss and loss adjustment expenses to earned premium deteriorates it is likely that, over time, the Registrant's cost of reinsurance would increase, and ultimately not be obtainable on economically viable terms. The decrease in reinsurance participation will enhance top-line growth over time and reduce reinsurance costs; however, the Registrant will be responsible for a higher percentage of loss.

Policy acquisition costs increased in 1999, reflecting reduced reinsurance participation and the reduction of reinsurance commission allowances due to the cession of higher incurred losses in the automobile segment. These charges were offset in part by the elimination of one quota share reinsurance agreement covering automobile business that resulted in a commission credit of approximately $1,000,000.

Salary and wages are 18.4% lower in 1999 due to a general downsizing and the curtailment of bonuses due to the loss reported in 1998. General and administrative expenses declined 1.8% compared to the same period last year but were adversely affected by one-time executive retirement costs. Adjusting for those expenses would result in a 15.2% reduction in general expenses in 1999 compared to 1998.

Financial Position, Liquidity and Capital Resources

Net cash flow from operations was negative in 1999 as loss and loss adjustment expense payments, operating expense payments and debt payments exceeded premiums, fees and investment revenues. Through acceleration of settlement procedures the Registrant continues to reduce the number of outstanding claims in the minimum limits automobile personal injury protection line of business. Accelerated settlement of loss payments contributes to the negative cash flow the Registrant is currently experiencing. However, the Registrant believes this practice will ultimately improve overall loss and loss expense experience by reducing ultimate loss settlement costs, administrative and litigation expenses and thereby improving cash flow. The Registrant's practice of maintaining a highly liquid investment portfolio has allowed the Registrant to meet cash demands. The Registrant is optimistic that cash flow will improve as rate increases take effect, premium volume improves and the settlement of losses returns to a more normal pattern.

The Registrant maintains sufficient liquidity to meet operational needs. Cash requirements for operating expenses, debt service and capital expenditures will be provided by operations and investment activities. The investment policy continues to emphasize higher quality securities matched closely with the short liability duration.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Operations

The Registrant reports a net loss of $4,036,735 for the three months ended June 30, 1999 compared to net income of $1,010,855 reported during the same period of 1998. The items impacting the June 30, 1999 year to date operating results had an adverse effect on second quarter 1999 operating results.

Net insurance premiums earned decreased 16.6% to $7,565,290 in 1999 from $9,072,620 reported in 1998 due to declines in premiums written in the automobile segment and higher reinsurance costs in the excess and surplus lines segment, partially offset by excess and surplus lines earned premium. Service fees decreased 33.6% to $1,430,199 from $2,152,962 reflecting a continuing decline in the pools of available business from the Florida property and automobile joint underwriting associations, a decline in agency fee revenue and a write-off of $223,500 in premium finance receivables. Investment income continued to decline as investments matured and the proceeds were used to fund operating needs.

Net loss and loss adjustment expenses increased 36.7% to $8,951,509 in 1999 from $6,546,835 reported in 1998, resulting primarily from a strengthening of reserves. Policy acquisition costs increased by $2,882,658 due to the impact of loss sharing arrangements in reinsurance treaties.

Salaries and wages declined by $94,197 while general and administrative expenses rose by $503,146, primarily reflecting one-time executive retirement costs.


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

As a result of installing a new Year 2000 compliant premium and claims processing system the Registrant experienced an increase in the backlog of policies, endorsements and cancellations to be processed. Progress continues to be made in this area and, with the exception of endorsements, operations have returned to normal levels during the second quarter of 1999. The Registrant anticipates eliminating the backlog of endorsements during the third quarter.

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

The Registrant has conducted a comprehensive review of its underwriting guidelines and has determined that there is very little Year 2000 exposure in the insurance policies it sells. The Registrant believes that its exposure to Year 2000 claims will not be material. However, changing social and legal trends may create unintended coverage for exposures by reinterpreting insurance contracts and exclusions. It is impossible to predict what exposure, if any, insurance companies may ultimately have for Year 2000 claims whether coverage for the issue is specifically excluded or included.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Market Risk - Interest Rate Risk

The Registrant's exposure to market risk for changes in interest rates is concentrated in its investment portfolio. There have been no material changes in the Registrant's exposure to market risk since December 31, 1998.

Other Items

On May 25, 1999 the Registrant's President and Chief Executive Officer, Allan J. McCorkle, resigned and retired from the company. On August 1, 1999, J. John Wortman joined the Registrant as its new President and Chief Executive Officer. On August 9, 1999 Arthur L. Cahoon succeeded Allan J. McCorkle as Chairman of the Board.

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

(a       Exhibits:

         11.      Unaudited computations of earnings per share.
         27.      Financial Data Schedule (for SEC use only)

(b)      Reports on Form 8K

         On May 25, 1999, the Registrant filed a Current Report on Form 8-K reporting (a) the resignation on that date of its President and Chief Executive Officer, Allan J. McCorkle, (b) the continued availability of Mr. McCorkle's services to the company through a Consulting and Non-Competition Agreement, (c) the election of Arthur L. Cahoon as interim President and Chief Executive Officer, (d) the election of Holly J. McCorkle to the board of directors and (e) the creation of a shareholder's agreement between Mr. McCorkle and company director R. Lee Smith.








                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.



                                             MOBILE AMERICA CORPORATION
                                                   Registrant


August 13, 1999                              By/s/ Arthur L. Cahoon
---------------                              -----------------------
   Date                                          Arthur L. Cahoon
                                                 President and
                                                 Chief Executive Officer