Form 10-Q
period 1999-09-30
MOBILE AMERICA CORP
filed 1999-11-12
CIK 67199

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

   For Quarter Ended September 30, 1999___________Commission File No. 0-6764

                           Mobile America Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)




             Florida                                   59-1218935
--------------------------------          ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)


10475 Fortune Parkway, Jacksonville, Florida                            32256
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

                                  Yes [X] . No [ ].

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

     There were 7,167,542 shares of common stock, par value $.025 per share, outstanding as of the close of business on November 10, 1999.

                                     PART I

                           Mobile America Corporation

                                     INDEX

                                                                                         Page

Financial Statements:

         Part I
         ------
         Unaudited Consolidated Balance Sheets                                              1

         Unaudited Consolidated Statements of Operations                                    2

         Unaudited Consolidated Statements of Comprehensive Income                          3

         Unaudited Consolidated Statements of Cash Flows                                    4

         Unaudited Consolidated Statements of Changes in
           Stockholders' Equity                                                             5

         Notes to Financial Statements                                                    6-8

         Management's Discussion and Analysis
           of the Unaudited Consolidated Statements of Operations                        9-12



         Part II
         -------
         Other Information, and Signatures                                                 13

         Exhibit 11 - Computations of Earnings Per Share                                   14

                  Mobile America Corporation and Subsidiaries
                     Unaudited Consolidated Balance Sheets
                   September 30, 1999 and December 31, 1998

                   Assets                                         1999                   1998
----------------------------------------------------------------------------------------------------
Investments:
   Securities held to maturity
     at amortized cost (fair value
     $21,801,100 and $30,811,888)                           $   22,041,303           $   30,321,793
   Securities available for sale at fair value
     (amortized cost $20,091,574
      and $27,240,132)                                          20,086,821               27,919,593

   Short-term investments                                       11,905,205               21,210,230
                                                            ---------------------------------------

     Total investments                                          54,033,329               79,451,616
                                                            ---------------------------------------

Cash                                                             1,047,387                1,082,422
Receivables:
   Insurance premiums                                            1,302,970                3,041,656
   Accrued investment income                                       753,670                  904,692
   Reinsurance, paid losses and other                           12,870,475               11,001,546
   Reinsurance recoverable, unpaid losses                       17,092,394               17,688,861
   Other receivables                                               328,835                  933,253
   Current income taxes                                          5,512,629                2,747,359
                                                            ---------------------------------------

      Total receivables                                         37,860,973               36,317,367
                                                            ---------------------------------------

Deferred income tax                                              1,466,145                  985,578


Ceded unearned premium                                          10,322,958               16,372,379

Deferred policy acquisition costs                                 (909,662)              (2,743,281)



Property  and equipment                                          2,110,743                2,153,357

Equity in pools and associations                                 1,129,660                1,132,210
Other assets                                                       455,275                  514,919
                                                            ---------------------------------------

                                                            $  107,516,808           $  135,266,567
                                                            =======================================


       Liabilities and Stockholders' Equity                                 1999                     1998
-------------------------------------------------------------------------------------------------------------

Insurance loss reserves, including
   life insurance policy benefits of $17,741 and $17,741              $   30,136,592           $   29,106,729
Unearned premium                                                          22,729,860               26,913,770
Unearned service fees                                                        147,948                  448,117
Contractholders funds                                                      1,211,152               11,485,618
Reinsurance funds withheld and
   balances payable                                                        9,794,314               17,268,136
Claim payments outstanding                                                 3,081,965                2,073,901
Accrued expenses and other liabilities                                     3,115,212                1,579,854
Deferred income tax on net unrealized gains on
   securities available for sale                                                   0                  231,017
Note payable                                                               7,800,000                9,600,000
                                                                      ---------------------------------------

        Total liabilities                                                 78,017,043               98,707,142
                                                                      ---------------------------------------
Stockholders' equity:
Common stock, $.025 par value per share
   Authorized - 18,000,000 shares
   Issued - 7,644,414 shares                                                 191,110                  191,110

Preferred stock, $.10 par value per share
   Authorized - 500,000 shares
   Issued and outstanding - none                                                   0                        0

Capital in excess of par value                                             4,348,842                4,348,842


Accumulated other comprehensive income:
Net unrealized gain (loss) on securities
   available for sale net of deferred
   income taxes of $0 and $231,017                                            (4,754)                 448,444


Treasury stock at cost, 476,872 and
   476,872 shares                                                         (1,233,069)              (1,233,069)


Retained earnings                                                         26,197,636               32,804,098
                                                                      ---------------------------------------

          Total stockholders' equity                                      29,499,765               36,559,425
                                                                      ---------------------------------------

                                                                      $  107,516,808           $  135,266,567
                                                                      =======================================

See notes to consolidated financial statements

                  Mobile America Corporation and Subsidiaries
                Unaudited Consolidated Statements of Operations
                  Quarters ended September 30, 1999 and 1998,
                 Nine Months Ended September 30, 1999 and 1998

                                                          Quarters Ended September 30        Nine Months Ended September 30
                                                              1999            1998                1999             1998
                                                         ------------------------------      ------------------------------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $8,096,408, $12,110,939,
      $28,789,575 and $34,436,980                        $  7,035,914      $  8,610,027      $ 23,033,849      $ 28,107,223
   Service fees earned                                        729,638         2,570,796         4,040,039         7,328,936
   Investment income                                          820,034         1,157,284         2,740,692         3,506,443
   Other                                                        8,669            16,409            23,598            50,149
   Net realized gains on investments                           90,227           100,423           147,533            70,124
                                                         ------------------------------      ------------------------------

         Total revenues                                     8,684,482        12,454,939        29,985,711        39,062,875
                                                         ------------------------------      ------------------------------


Expenses:
   Losses and loss adjustment expenses,  net of
      reinsurance recoveries of $8,184,229,
      $10,779,940, $29,663,651 and $28,930,756              5,853,756         6,180,866        22,360,102        18,949,242
   Policy acquisition costs                                 2,131,792         1,350,456         5,518,173         3,525,802
   Salaries and wages                                       1,667,747         1,657,810         5,018,313         5,765,964
   General and administrative expenses                      2,667,650         1,637,918         6,330,270         5,368,728
   Interest expense                                           157,214           217,616           499,597           688,050
                                                         ------------------------------      ------------------------------

         Total expenses                                    12,478,159        11,044,666        39,726,455        34,297,786
                                                         ------------------------------      ------------------------------

Income (loss) before provision for income taxes            (3,793,677)        1,410,273        (9,740,744)        4,765,089
                                                         ------------------------------      ------------------------------

Provision and (benefit) for income taxes:
   Current                                                 (1,528,944)          517,979        (3,460,855)        1,148,133
   Deferred                                                    32,249            (2,781)         (480,567)          365,112
                                                         ------------------------------      ------------------------------

         Total provision for income taxes                  (1,496,695)          515,198        (3,941,422)        1,513,245
                                                         ------------------------------      ------------------------------

Net income (loss)                                        $ (2,296,982)     $    895,075      $ (5,799,322)     $  3,251,844
                                                         ==============================      ==============================
Earnings (loss) per share:
Basic                                                    $      (0.32)     $       0.12      $      (0.81)     $       0.45
                                                         ==============================      ==============================

Diluted                                                  $      (0.32)     $       0.12      $      (0.80)     $       0.45
                                                         ==============================      ==============================

Dividends per share                                      $       0.00      $       0.00      $       0.11      $       0.35
                                                         ==============================      ==============================


See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
                  Unaudited Statements of Comprehensive Income
                 Quarters Ended September 30,1999 and 1998 and
                  Nine Months Ended September 30,1999 and 1998

                                                           Quarters Ended September 30        Nine Months Ended September 30
                                                           ---------------------------        ------------------------------
                                                             1999                1998            1999              1998
                                                             ----                ----            ----              ----

Net income (loss)                                        $ (2,296,982)     $    895,075      $ (5,799,322)     $  3,251,844
                                                         ------------      ------------      ------------      ------------

Other comprehensive income:

Unrealized gains (loss) on securities:
        Unrealized holding gains (losses) arising
        during period net of taxes $(70,173),
        $(90,361), $(222,134) and $36,762                    (140,973)         (175,406)         (435,954)           71,362
Less: reclassification adjustment for
        gains included in net income                           (2,349)           73,202            17,244            70,315
                                                         ------------      ------------      ------------      ------------

Other comprehensive income                                   (138,624)         (248,608)         (453,198)            1,047
                                                         ------------      ------------      ------------      ------------

Comprehensive income                                     $ (2,435,606)     $    646,467      $ (6,252,520)     $  3,252,891
                                                         ============      ============      ============      ============


See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
                 Nine Months Ended September 30, 1999 and 1998

                                                                  1999                    1998
                                                            ---------------------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                        $   (5,799,322)          $    3,251,844
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
     Provision for depreciation                                    432,953                  202,620
     Loss (gain) on sale of investments                           (147,533)                 (70,124)
  Change in assets and liabilities:
     Insurance premiums receivable                               1,741,235                 (966,824)
     Accrued investment income & other receivables                 755,440                   79,099
     Deferred policy acquisition costs                          (1,833,619)               2,073,947
     Other assets                                                   59,644                  207,728
     Insurance loss reserves                                     1,029,862               (9,757,657)
     Unearned premium                                           (4,183,910)               3,676,645
     Contractholder funds                                      (10,274,466)              (4,556,163)
     Reinsurance funds held and balances payable                (7,473,823)                 727,261
     Claim payments outstanding                                  1,008,064                 (923,736)
     Accrued expenses and other liabilities                      1,535,358                   92,506
     Current income taxes                                       (2,765,270)                 809,473
     Deferred income taxes                                        (480,567)                 365,112
     Prepaid reinsurance premiums                                6,049,422               (6,267,863)
     Reinsurance recoverable                                    (1,272,462)               2,694,383
     Unearned service fees                                        (300,169)                (121,877)
                                                            ---------------------------------------
                   Net cash used in
                        operating activities
                                                               (21,919,163)              (8,483,626)
                                                            ---------------------------------------
Cash Flows from Investing Activities:
   Net change in short term investments                          9,305,026               (1,987,167)
   Purchase of investments                                      (6,870,827)             (10,017,059)
   Proceeds from sale and maturity of investments               22,447,408               22,464,233
   Purchase of property and equipment                             (390,339)                (857,837)
                                                            ---------------------------------------
                   Net cash provided in investing
                        activities                              24,491,268                9,602,170
                                                            ---------------------------------------
Cash Flows from Financing Activities:
   Purchase of treasury stock                                            0                   (3,666)
   Dividends paid to stockholders                                 (807,140)              (2,492,629)
   Principal payment, note payable                              (1,800,000)              (1,800,000)
                                                            ---------------------------------------
                   Net cash used in
                        financing activities                    (2,607,140)              (4,296,295)
                                                            ---------------------------------------

Net change in cash                                                 (35,035)              (3,177,751)

Cash, beginning of period                                        1,082,422                4,518,020
                                                            ---------------------------------------

Cash, end of period                                         $    1,047,387           $    1,340,269
                                                            =======================================

See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                 Nine Months Ended September 30, 1999 and 1998

                                                                 1999                    1998
                                                            ---------------------------------------
Common Stock:
              No Change during period                       $      191,110           $      191,110
                                                            ---------------------------------------
Preferred Stock:
              No Change during period                                    0                        0
                                                            ---------------------------------------

Capital in excess of par value:
              No Change during period                            4,348,842                4,348,842
                                                            ---------------------------------------

Accumulated other comprehensive income:
Net unrealized gain (loss) on securities
 available for sale:
             Balance at beginning of period                        448,444                   78,861
             Increase (decrease)                                  (684,215)                   1,587
             Deferred taxes                                        231,017                     (540)
                                                            ---------------------------------------

             Balance at end of period                               (4,754)                  79,908
                                                            ---------------------------------------

Treasury Stock:
             Balance at beginning of period                     (1,233,069)              (1,229,403)
             Purchases of 0 and 292 shares                               0                   (3,666)
                                                            ---------------------------------------

             Balance at end of period                           (1,233,069)              (1,233,069)
                                                            ---------------------------------------

Retained earnings:
             Balance at beginning of period                     32,804,098               36,296,261
             Net income (loss)                                  (5,799,322)               3,251,844
             Cash dividends $.11 and $.35
                 per share                                        (807,140)              (2,492,629)
                                                            ---------------------------------------

             Balance at end of period                           26,197,636               37,055,476
                                                            ---------------------------------------

Total stockholders' equity at end of period                 $   29,499,765           $   40,442,267
                                                            =======================================

See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries

                   Notes To Consolidated Financial Statements

Note 1. Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at September 30, 1999 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Mobile America Corporation 1998 10-K.

Certain amounts in prior years' financial statements have been reclassified to conform to the 1999 presentation.



Note 2. Earnings Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of options using the treasury stock method.

                                                          Quarters Ended September 30        Nine Months Ended September 30
                                                          ---------------------------        ------------------------------
                                                             1999              1998              1999              1998
                                                             ----              ----              ----              ----
Numerator:
Income (loss) available to common
    shareholders                                         $ (2,296,982)     $    895,075      $ (5,799,322)     $  3,251,844
                                                         ============      ============      ============      ============

Denominator:
  Basic earnings per share
  weighted average shares                                   7,167,542         7,167,542         7,167,542         7,167,627

Effect of dilution:
  Employee stock options                                       20,938            12,029            61,170            57,059
                                                         ------------      ------------      ------------      ------------


Diluted earnings per share adjusted weighted
average shares and assumed conversions                      7,188,480         7,179,571         7,228,712         7,224,686
                                                         ============      ============      ============      ============

Basic earnings per share                                 $      (0.32)     $       0.12      $      (0.81)     $       0.45
                                                         ============      ============      ============      ============

Diluted earnings per share                               $      (0.32)     $       0.12      $      (0.80)     $       0.45
                                                         ============      ============      ============      ============

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

The following schedule presents segment revenues and profit before taxes for the quarters and nine months ended September 30,1999 and 1998 and assets by operating segment at September 30,1999 and December 31,1998. The reconciling items for revenues and assets include adjusting available for sale securities to market value and the reclassification of reinsurance recoverable balances and the elimination of intercompany holdings. There have been no significant differences from the last annual 10-K report in the basis of measuring segment profit or loss. During the third quarter of 1999 approximately $2,400,000 in assets were transferred into the automobile segment. These assets came from the fee-for-service segment, $1,800,000, and the corporate segment, $600,000. Other changes in assets include a decline in the assets in the automobile insurance segment due to negative operating cash flows and in the corporate segment due to the repayment of principal on the note payable.

                  Mobile America Corporations and Subsidiaries

              Notes to Unaudited Consolidated Financial Statements

Note 3. Business Segments (continued)

                                                           Quarters Ended September 30        Nine Months Ended September 30
                                                           ---------------------------        ------------------------------
                                                             1999               1998             1999               1998
                                                             ----               ----             ----               ----
Segment revenues:

Automobile insurance                                     $  7,416,065      $ 10,064,682      $ 25,074,967      $ 31,850,040
Excess and surplus lines insurance                          1,641,896         1,248,986         3,594,251         3,429,344
Fee for service                                               384,631           735,030         1,412,015         2,224,905
Corporate                                                     330,652           384,908         1,020,689         1,290,869
Premium finance                                              (971,600)          230,913          (834,006)          523,622
Other                                                          61,630            71,949           170,116           228,767
                                                         ------------      ------------      ------------      ------------

     Total segment revenues                              $  8,863,274      $ 12,736,468      $ 30,438,032      $ 39,547,547
Intercompany eliminations                                    (178,792)         (281,529)         (452,321)         (484,672)
                                                         ------------      ------------      ------------      ------------

     Total consolidated revenues                         $  8,684,482      $ 12,454,939      $ 29,985,711      $ 39,062,875
                                                         ============      ============      ============      ============

Segment profit before taxes:

Automobile insurance                                     $ (2,863,380)     $    460,435      $ (8,991,851)     $  2,623,999
Excess and surplus lines insurance                            327,937           612,257           967,661         1,194,803
Fee for service                                               (45,589)          293,629           296,733           818,920
Corporate                                                    (149,886)         (115,507)         (948,669)         (193,162)
Premium finance                                            (1,051,545)          148,656        (1,093,781)          265,634
Other                                                          27,642            10,803            68,019            54,895
                                                         ------------      ------------      ------------      ------------

     Total segment profit(loss) before taxes             $ (3,754,821)     $  1,410,273      $ (9,701,888)     $  4,765,089
Intercompany eliminations                                $    (38,856)               --      $    (38,856)               --
                                                         ------------      ------------      ------------      ------------

     Total consolidated profit(loss) before tax          $ (3,793,677)     $  1,410,273      $ (9,740,744)     $  4,765,089
                                                         ============      ============      ============      ============

                                                           September 30,1999    December 31,1998
                                                         -----------------------------------------
Segment assets:

Automobile insurance                                        $   75,624,619           $   80,206,894
Excess and surplus lines insurance                              10,568,343                9,589,246
Fee for service                                                  4,194,766                6,250,161
Corporate                                                       31,550,470               35,101,117
Premium finance                                                  1,571,713                3,494,370
Other                                                            3,272,260                3,180,653
                                                            --------------           --------------

     Total segment assets                                   $  126,782,171           $  137,822,441

GAAP adjustments & reclassifications                            30,577,829               39,067,228
Intercompany eliminations                                      (49,843,192)             (41,623,102)
                                                            --------------           --------------

     Total consolidated segment assets                      $  107,516,808           $  135,266,567
                                                            ==============           ==============

 Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Operations

The Registrant reports a net loss of $5,799,322 ($.81 a share) for the nine months ended September 30, 1999. This compares to net income of $3,251,844 ($.45 a share) reported during the first nine months of 1998. The loss for the period is due to lower earned revenues, increased loss experience and higher acquisition costs.

Consolidated revenues decreased 23.2% compared to the same period last year due to an 18.1% reduction in earned insurance premiums, a 44.9% reduction in service fee income and lower investment income.

Direct earned premium in the automobile segment declined 18.1% to $48,517,695 from $59,254,255 earned during the first nine months of 1998. The decline reflects the reduction in direct written premium resulting from increased competition and processing backlogs from computer modification problems during the Year 2000 conversion process. Earned premium in the automobile segment net of reinsurance ceded declined 19.0% to $20,814,282 from $25,706,404 reported in 1998, following the trend in direct business. Direct written premium in the automobile segment decreased 30.7% to $43,693,500 during the current nine months period compared to the comparable period in 1998.

Direct excess and surplus lines earned premium increased 8.1% to $3,288,494 during the current period. Net earned premium declined 5.2% to $2,203,132 reflecting higher reinsurance costs for excess loss coverage. Direct written premium increased 33.3% to $3,923,996 during the first nine months of 1999 over the same period in 1998.

Service fee revenue, which includes fee-for-service revenue, net premium finance revenue, Mobile America Insurance Group, Inc.'s agency revenue and insurance company excess and surplus lines fee revenue declined 44.9% over the same period last year. Revenues from fee-for-service business declined 41.0% to $1,374,243 reflecting a continued decline in the Florida automobile and property joint underwriting associations' pools of available business. Premium finance revenues of $501,457 were offset by a $1,340,000 write-off in finance receivable balances, $1,117,000 occurring during the third quarter. Agency fee revenue, which is directly related to the production of new business, totaled $3,020,639 for the period compared to $4,246,711 reported in 1998. Insurance company fee revenue totaled $483,700 in 1999 compared to $248,225 reported in 1998.

Investment income declined 21.8% over the first nine months of 1998 as a result of a decrease in invested assets and the reinvestment of maturing securities at lower interest rates.

During 1998 the Registrant installed a new Year 2000 compliant premium and claims processing system. Due to problems with the system and its installation the Registrant experienced an increase in the backlog of policies, endorsements and cancellations to be processed, which significantly affected its business during the second half of 1998 and the first half of 1999. The processing backlog problems were addressed with increased staffing and the use of outsourcing assistance and, with the exception of endorsements, returned to normal levels during the second quarter of 1999. The Registrant continues to make progress toward eliminating the backlog of endorsements, many of which now relate to policies that have expired. All current endorsements are processed as received.

During the third quarter the Registrant began assessing the quality and quantity of business delivered by each of the agents from whom it accepts business. The Registrant anticipates that this initiative will reduce the number of agents from whom it accepts business, will increase the overall quality of its business, and will increase the per-agent quantity of business from remaining agents.

In October the Registrant is introducing an increase in rates for personal injury protection (PIP) coverage, as well as increases in the excess and surplus lines business. Later in the fourth quarter the Registrant expects to complete a comprehensive review of its rate structure and will initiate rate changes as appropriate based on that review.

Due to a decline in new business volume from the Florida Automobile Joint Underwriting Association (FAJUA) the Registrant has determined that it is not profitable to continue to service this business. As of November 1, 1999 the Registrant will terminate its service contract with the FAJUA and will no longer accept and service new FAJUA

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

business. Policies existing on November 1 will continue to be serviced and will run off over the twelve months subsequent to that date.

A similar decline in new business volume from the Florida Residential Property and Casualty Joint Underwriting Association (FRPCJUA) is occurring. The Registrant services this business on a subcontracting basis. The Registrant is assessing the viability of this business and anticipates reaching a conclusion regarding ongoing involvement in the business during the fourth quarter.

Consolidated expenses increased 15.8% compared to the same period last year due to an increase in incurred losses, higher policy acquisition costs and general expenses offset by lower salary and wages.

Net loss and loss adjustment expenses incurred increased 18.0% for the first nine months of 1999 compared to the same period last year. The ratio of incurred loss and loss expense to earned premium is 97.1% in 1999 compared to 67.4% in 1998.

During 1999 net incurred loss and loss expenses in the automobile segment increased 19.4% to $21,098,184, driven by an increase in the frequency and severity of losses in the personal injury protection (PIP) automobile line. Direct paid loss and loss adjustment expenses declined 9.0% to $49,600,495. However, this decline was more than offset by a reduction in the amount of paid loss and loss adjustment expenses ceded ($30,205,000 in 1999 versus $31,794,147 in 1998) and by amounts set aside for reserves. During 1999, $1,702,688 was added to reserves for the automobile segment while for the same period in 1998 reserves were drawn down by $5,008,982, which equates to a $6,711,670 difference in expense levels between the two periods. The net loss and loss expense ratio in this segment was 101.4% in 1999 and 68.8% in 1998.

Excess and surplus lines net incurred loss and loss expenses totaled $1,231,821 in 1999 which is in line with the $1,243,539 incurred in 1998. Direct loss and loss expense payments totaled $684,073 in 1999 compared to $1,326,471 reported during 1998, primarily due to storm damage incurred during the first quarter of 1998. For 1999 the net incurred loss and loss expense ratio was 55.9% compared to 53.5% in 1998.

There is inherent uncertainty in estimating reserves for losses and loss adjustment expenses, which are estimates of the amounts necessary to settle reported and unreported claims and the related administrative and legal costs of doing so. No assurance can be made that the ultimate liability will not exceed the amounts reserved, resulting in an adverse effect on the Registrant.

The loss and loss adjustment expense experienced on the business which the Registrant originates and cedes to its reinsurers may also adversely affect the Registrant's profitability in the future. The Registrant decreased the ceding percentage to 60% from 75% on certain lines effective January 1, 1999. If the Registrant's ratio of loss and loss adjustment expenses to earned premium deteriorates it is likely that, over time, the Registrant's cost of reinsurance would increase, and ultimately not be obtainable on economically viable terms. The decrease in reinsurance participation will enhance top-line growth over time and reduce reinsurance costs. However, the Registrant will be responsible for a higher percentage of loss.

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

Salary and wages are 13.0% lower in 1999 due to a general downsizing and the curtailment of bonuses due to the loss reported in 1998. General and administrative expenses increased 18.0% compared to the same period last year reflecting one-time executive retirement costs of approximately $500,000, additional depreciation associated with the new computer system, consulting fees, temporary staffing costs to eliminate the processing backlog and the establishment of a $500,000 reserve for unprocessed premium deposits.

During the third quarter the Registrant determined that the balances in the clearing accounts used to record premium deposits during the time before the policies are processed into the system were inaccurate. The source of the problem was traced to the change in procedures implemented during the Year 2000 system conversion. Those procedures have been modified to eliminate the problem for future new business, and a reconciliation project is underway to correct the balances in the accounts. The Registrant believes that the $500,000 reserve established is adequate to cover the potential write-off.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Position, Liquidity and Capital Resources

Net cash flow from operations was negative in 1999 as loss and loss adjustment expense payments, operating expense payments and debt payments exceeded premiums, fees and investment revenues. Through acceleration of settlement procedures the Registrant continues to reduce the number of outstanding claims in the minimum limits automobile personal injury protection line of business. Accelerated settlement of loss payments contributes to the negative cash flow the Registrant is currently experiencing. However, the Registrant believes this practice will ultimately improve overall loss and loss expense experience by reducing ultimate loss settlement costs, administrative and litigation expenses and thereby improving cash flow. The Registrant's practice of maintaining a highly liquid investment portfolio has allowed the Registrant to meet cash demands. The Registrant believes that cash flow will improve as rate increases take effect and the settlement of losses returns to a more normal pattern.

The Registrant maintains sufficient liquidity to meet operational needs. Cash requirements for operating expenses, debt service and capital expenditures will be provided by operations and investment activities. The investment policy continues to emphasize higher quality securities matched closely with the short liability duration.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Operations

The Registrant reports a net loss of $2,296,982 for the three months ended September 30, 1999 compared to net income of $895,075 reported during the same period of 1998. The items impacting the September 30, 1999 year to date operating results had an adverse effect on third quarter 1999 operating results.

Net insurance premiums earned decreased 18.3% to $7,035,914 in 1999 from $8,610,027 reported in 1998 due to declines in premiums written in the automobile segment and higher reinsurance costs in the excess and surplus lines segment, partially offset by an increase in direct excess and surplus lines earned premium. Service fees decreased 71.6% to $729,638 from $2,570,796 reflecting a continuing decline in the pools of available business from the Florida property and automobile joint underwriting associations, a decline in agency fee revenue and a write-off of $1,117,000 in premium finance receivables. Investment income continued to decline as investments matured and the proceeds were used to fund operating needs.

Net loss and loss adjustment expenses declined 5.3% to $5,853,756 in 1999 from $6,180,866 reported in 1998, following the decline in new business the Registrant has been experiencing. Policy acquisition costs increased to $2,131,792 due to the impact of loss sharing arrangements in reinsurance treaties.

Salaries and wages remained steady while general and administrative expenses rose by approximately $1,000,000 reflecting the establishment of a $500,000 reserve for unprocessed premium deposits and additional consulting and temporary staffing costs.

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

In the ordinary course of business, the Registrant has installed various software and hardware that is Year 2000 compliant. The Registrant believes all mission critical systems to be Year 2000 compliant.

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

Forward-Looking Statements

This Form 10-Q contains certain forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are deemed by the Registrant to be covered by and to qualify for safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Investors and prospective investors are referred to the Registrant's Annual Report on Form 10K for the fiscal year ended December 31, 1998 for a more detailed discussion of the factors that could cause actual results to differ. These forward-looking statements relate to, among other things, the improvement of cash flow as a result of rate increases and a return to a more normal pattern of loss settlements. Such statements reflect the current views of the Registrant and are subject to certain risks and uncertainties that include, but are not limited to, continued market acceptance of premium rate increases in the automobile minimum limits personal injury protection line of business and adequacy of loss reserves. The Registrant disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                                    Part II

                               OTHER INFORMATION

Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities

         None

Item 3 - Defaults on Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders
At the company's annual meeting of stockholders held on August 9,1999, the following members were elected to the Board of Directors:


      Allan J. McCorkle         Thomas J. McCorkle         R. Lee Smith
      Robert Thomas III         John Michael Garrity       Thomas Edwin Perry
      Holly J. McCorkle         Arthur L. Cahoon

Approval was granted to increase the number of shares authorized for issuance under the Mobile America Corporation Incentive plan by 500,000 to a total of 1,045,000 shares.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

     (a)          Exhibits:
                  11.  Unaudited computations of earnings per share.

                  27.  Financial Data Schedule (for SEC use only).

     (b)          Reports on Form 8-K

                  No reports on Form 8-K were filed for the quarter ended September 30,1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on it's behalf by the undersigned thereunto duly authorized.

                                               MOBILE AMERICA CORPORATION
                                               --------------------------
                                                        Registrant


November 12, 1999                               By/s/  Mark P. Brockelman
-----------------                               -------------------------
   Date                                             Mark P. Brockelman
                                                    Vice President and
                                                 Chief Financial Officer