Form 10-K
period 1999-12-31
MOBILE AMERICA CORP
filed 2000-03-30
CIK 67199

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

     For the fiscal year ended December 31, 1999 Commission file No. 0-6764
                               -----------------                     ------

                           Mobile America Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                         FLORIDA                                                                           59-1218935
--------------------------------------------------------------                                ------------------------------------
(State or other jurisdiction of incorporation or organization)                                (I.R.S. Employer Identification No.)

          10475 Fortune Parkway, Suite 103
                Jacksonville, Florida                                                                         32256
        ----------------------------------------                                                           ----------
        (Address of principal executive offices)                                                           (Zip Code)

Registrant's telephone number, including area code (904) 363-6339

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered

      None                                                        None
------------------                                       ---------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock $.025 par value
-------------------------------------------------------------------------------
                                (Title of Class)


-------------------------------------------------------------------------------
                                (Title of Class)

The aggregate market value of the voting stock held
by non-affiliates of the Registrant at March 20, 2000:  $5,995,004
                                                        ----------

Common Stock ($.025 Par value) outstanding at March 20, 2000:  7,467,542 Shares
                                                               ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                             Yes [X]      No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Forward-Looking Statements

This Form 10-K contains forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are deemed by Mobile America Corporation (the "Company") to be covered by and to qualify for safe harbor protection provided by the Private Securities Litigation Reform Act of 1995. Such statements may use words such as "believes", "expects", "intends", "may", "will", "should", "anticipates", or the negative forms of those words, and describe strategies, goals, expectations of future results and other forward-looking information of the Company. Except for historical information, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to:

- the effects of economic conditions and conditions which affect the market for property and casualty insurance;
-        laws, rules and regulations which apply to insurance companies;
-        the effects of competition from other insurers;
- risks the Company faces in entering new markets and diversifying the products and services it offers;
-        weather-related events and other catastrophes; and
- other risks which the Company identifies in future filings with the Securities and Exchange Commission.

The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

                                     PART 1

Item 1.  Business

Overview

Mobile America Corporation (the "Company"), through its two principal wholly owned subsidiaries, Mobile America Insurance Group, Inc. ("MAIG"), a managing general agent for the Company's insurance subsidiaries, and Fortune Insurance Company ("Fortune"), a Florida-domiciled property and casualty insurance company, is engaged primarily in the underwriting and marketing of minimum requirement automobile insurance in Florida. Minimum requirement automobile insurance includes personal injury protection and property damage liability coverage sold to individuals at the minimum coverage levels required to maintain a vehicle registration in Florida. Fortune also writes automobile physical damage coverage, commercial automobile coverage and homeowner's insurance.

The Company's other significant wholly owned subsidiaries are as follows:

Pegasus Insurance Company ("Pegasus"), an Oklahoma-domiciled property and casualty insurance company, operates as an excess and surplus lines insurer in Florida. Excess and surplus lines insurers accept business that cannot be placed through the market's more traditional outlets due to underwriting limits or risk concentration. Pegasus' primary product is homeowner's insurance. It also offers fire, general liability and commercial property coverage. Pegasus maintains significant reinsurance cover which limits its loss on any one risk to $40,000.

Fortune Premium Finance, Inc. ("Fortune Premium Finance", formerly known as Big Gorilla, Inc.), a licensed Florida premium finance company, provides a policy premium financing source for MAIG's brokers.

Fortune Financial Corporation ("Fortune Financial") acts as a servicing provider for Fortune Insurance Company which is a servicing carrier for the Florida Automobile Joint Underwriting Association (FAJUA). It is also a subcontractor, through a third party arrangement, for the Florida Residential Property and Casualty Joint Underwriting Association (FRPCJUA). Fortune Financial provides administrative services including underwriting and claims settlement for these entities for a fee and accepts no insurance risk.

Total insurance operations of the Company generated direct written insurance premiums of $57.3 million during 1999. Insurance premiums earned, net of reinsurance cessions, were $29.7 million, or 78% of reported revenue in 1999.

Private Passenger Automobile Insurance

The Company's primary product is nonstandard, private passenger automobile insurance, sold primarily in the south Florida area. Nonstandard automobile insurance refers to automobile insurance products for people who have been cancelled or rejected by other insurers, and represents approximately one-fifth the total United States market for automobile insurance. Private passenger automobile insurance earned by the Company accounted for 80% of its direct (before reinsurance) consolidated revenues over the last five years.

The Company's primary private passenger automobile product is designed to offer its policyholders the minimum coverage necessary to obtain and maintain vehicle registration in Florida. The product contains both a personal injury protection
(PIP) component and a property damage liability (PDL) component. PIP/PDL coverage represented 79% of the Company's $57.3 million in consolidated direct written premium for 1999. Policies are written on a cash with application basis, which means that the Company receives a check for the full amount of the policy at the time the policy application is received. Most of the Company's policyholders finance their premium payment through premium finance companies. During 2000, the Company intends to expand its product mix by offering more complete automobile insurance coverage with higher limits. It also intends to begin offering a direct billing option on its policies by late 2000, in which it would bill the insureds for their policies, including multiple payment options.

During 1998 and 1999 the Company incurred significant losses on private passenger automobile insurance. A new underwriting and claims system was implemented in June 1998. The system did not function as intended, and the Company lost its ability to adequately service both its policyholders and its agents. Significant backlogs of unprocessed business developed, and as agents were unable to obtain adequate service from the Company the quality of the business they sent to the Company declined. In addition, the backlog of unprocessed business led to an increase in fraudulent activity, particularly in the Company's PIP line. For example, a claim could be submitted on a policy which had already cancelled, but due to the backlog of unprocessed cancellations the Company's system still showed that the policy was in force and the claim might be paid erroneously. Significant processing backlogs existed throughout the second half of 1998 and the first half of 1999.

In response to its deteriorating performance the Company instituted a number of changes. In September 1999 the Company began a review of the quality and quantity of business written by the independent agents through which it markets its products. As a result of this initiative, the Company has reduced the number of agents through which it writes business from almost 1,700 to approximately 640. The agents whom the Company cancelled represented approximately 26% of the Company's private passenger auto direct written premium. The Company's 1999 incurred loss ratio for private passenger automobile business was 111% for the cancelled agents and 70% for the agents retained. Because of agency cancellations the Company's financial plan for 2000 calls for a further decline in the volume of direct written premium, but a much more substantial decline in losses. The backlog of unprocessed new business and cancellations has been eliminated. All current business is processed in a timely manner. Telephone capacity has been increased in customer service to minimize customer wait times. Changes in workflow have been made to minimize the number of errors associated with policy processing. An across-the-board rate increase of 6% on PIP was implemented in October 1999. The claims department has established both a medical review team and a Special Investigations Unit to fight PIP fraud. The Company believes that these initiatives will have a significant positive impact on its profitability in 2000 and forward.

Property Insurance and Other

The Company also writes property insurance, both on a regular and on a surplus lines basis. Direct written premium in 1999 totaled $6.7 million, of which $4.4 million was through Pegasus, the Company's excess and surplus lines subsidiary. In August of 1999 Fortune and Pegasus stopped writing new business in south Florida due to an inadequate level of catastrophe reinsurance. In November, Pegasus raised rates by 25%. New business in the two subsidiaries will be accepted in 2000 at such time as the exposure to catastrophe losses have declined to a level more appropriately matched to their reinsurance programs. In December, the Company outsourced the policy processing of its property insurance business to Policy Management Systems Corporation. The Company does not intend to focus on property insurance over the near term. Property insurance will be used primarily to offer a broader product line to agents producing greater volumes of private passenger automobile insurance.

The Company owns a premium finance subsidiary. Fortune Premium Finance provides broker agents a source for financing policy premiums. During 1999, it financed 8,678 policies underwritten by Fortune, Pegasus and the FAJUA business processed through Fortune Financial.

The Company has a subsidiary which engages in fee-for-service businesses. Fortune Financial processes FRPCJUA policy premiums on a subcontracting basis for Policy Management Systems Corporation (PMSC). For providing this service, Fortune Financial retains a percentage of the gross written premiums (less catastrophe premiums) generated from the policies it services. The FRPCJUA pool of policies has been shrinking rapidly, as more companies are willing to take out that business. In the fourth quarter of 1999 Fortune Financial terminated its subcontracting arrangement with PMSC for new FRPCJUA policies, although it will continue to service existing policies until those policies expire during 2000. Fortune Financial also services the FAJUA. The FAJUA pool of available policies has also been shrinking rapidly. Fortune Financial stopped accepting new FAJUA policies in the fourth quarter of 1999. It will continue to service existing policies until they expire during 2000.

The Company also owns a life insurance subsidiary (Fortune Life Insurance Company) which sells annual renewable term life insurance with limited first year benefits. During 1999, total life insurance premium written was $38,000.

Management Changes

On May 25, 1999, the Company's President and Chief Executive Officer, Allan J. McCorkle, resigned and retired from the Company. Arthur L. Cahoon was appointed interim President and Chief Executive Officer of the Company until a permanent replacement for Mr. McCorkle could be found. On August 9, 1999, Mr.

Cahoon replaced Mr. McCorkle as the Company's Chairman of the Board. On August 1, 1999, J. John Wortman joined the Company as its new President and Chief Executive Officer. On August 23, 1999, Michael P. Cody joined the Company as Chief Information Officer. On September 23, 1999, Mark P. Brockelman joined the Company as Chief Financial Officer. On October 1, 1999, Genny Mitchell was appointed Director of Human Resources for the Company.

Strategy

The Company reformulated its strategy in the third quarter of 1999 to focus first on returning its private passenger automobile insurance product line to profitability by:

-        stabilizing its system platform;
-        eliminating backlogs of unprocessed business;
- building a solid balance sheet, including the strengthening of loss reserves;
- analyzing its independent agents and terminating relationships where sufficient profitability or volume did not exist;
- assessing the rate adequacy of its products and adjusting rates where appropriate;
-        improving relationships with its regulators; and
- looking for market opportunities to profitably expand its private passenger automobile business through selective acquisitions.

In the near term, the Company is not emphasizing growth in its other lines of business. The Company will continue to write commercial automobile insurance, to selectively write property insurance in accordance with its catastrophe reinsurance capacity and to originate premium finance accounts, but only to the extent that such activities do not interfere with the return of its private passenger automobile business to profitability.

Subsequent events

On February 2, 2000, the Company terminated 35 employees in a reduction in force. The reduction was in response to the reduced volume of business the Company experienced during 1999, the cancellation of third party fee-for-service contracts, and the outsourcing initiatives it has undertaken on the processing of its property insurance business. Subsequent to the reduction in force the Company had 179 employees.

On March 1, 2000 the Company implemented a complete product and rate revision for its private passenger automobile insurance. Coverages were revised, class codes segmented, vehicle factors adjusted, new make and model segmentation implemented and commission schedules streamlined, with rates adjusted on a territory-by-territory basis.

On March 1, 2000, the Company outsourced the processing of Fortune Premium Finance's accounts to ETI Financial, Inc. Fortune Premium Finance will continue to originate finance contracts and, after payment of processing fees, will share the bottom line profits with ETI on a joint venture basis.

At December 31, 1999, the Company did not meet all of the financial ratio tests specified in its Credit Agreement with SouthTrust Bank and had therefore incurred an event of default under the terms of the Agreement. On March 17, 2000, the Company and SouthTrust agreed on modifications to the terms of the Credit Agreement to eliminate the event of default. In exchange for a principal reduction of $2 million,

SouthTrust is waiving the applicability of certain financial ratios through December 31, 1999 and modifying the financial ratio requirements on a go-forward basis. The documents outlining the amendment to the Credit Agreement are currently under review by both parties. The remaining outstanding principal balance of the loan after the principal reduction payment will be $4.6 million. In the event that the parties do not execute the amendment, SouthTrust would have the right to call the loan.

Since January 1, 2000, several of the Company's competitors have raised rates, lowered commissions, stopped issuing PIP/PDL policies or been placed under regulatory supervision. The Company views this as a significant competitive opportunity, and is pursuing ways to capitalize on it.

Historically, the Company has separately negotiated with reinsurance carriers for its quota share, excess of loss and catastrophe reinsurance needs. Effective April 1, 2000, the Company has selected E.W. Blanch as its reinsurance broker. In that capacity, E.W. Blanch will place all of the Company's reinsurance under an integrated reinsurance plan.

Business Segments

The Company's reportable segments are business entities that offer different insurance-related products or services. This includes Fortune (automobile insurance), Pegasus (excess and surplus lines insurance), Fortune Financial (fee-for-service policy administration) and Fortune Premium Finance (premium financing). Fortune writes a small amount of commercial automobile insurance, personal property insurance and commercial multi-peril insurance which is considered immaterial to the Company's operations and is included in the automobile segment for reporting purposes.

MAIG collects fees for placing and servicing business underwritten by Fortune and Pegasus. These fees and related expenses have been allocated to the Fortune automobile and Pegasus excess and surplus lines segments. MAIG has no other source of operating revenue.

Financial information regarding the Company's segments presented in Note 12 of Notes to Consolidated Financial Statements for the three years ended December 31, 1999 is incorporated herein by reference.

Competitive Conditions

The automobile insurance and other property and casualty markets in which the Company operates are highly competitive. The Company competes for its customers on the basis of price, coverages offered, claim handling, and customer service to both its insureds and its agents. Competition is provided by both large, well-capitalized national companies and by smaller regional insurers. While the Company relies on internal financial analysis of rates needed and intelligence gathered on its competitors' rates to segment and price its target markets according to risk potential, some competitors merely price their coverage at rates set lower than the Company's published rates. A number of the Company's competitors have recently left the Company's target markets, have limited the volume of business they will write of the Company's target products or have limited the commissions they will pay agents to sell those products, or have experienced financial difficulties requiring the intervention of the Florida Department of Insurance. These are all indicative factors of a highly competitive and currently financially difficult market. The Company's strategy for 2000 is to capitalize on the business opportunities presented by these market dislocations and disruptions.

Regulatory Environment

The Company's insurance subsidiaries are generally subject to regulation and supervision by insurance departments of the jurisdictions in which they are domiciled or licensed to transact business. The nature and extent of such regulation and supervision varies from jurisdiction to jurisdiction. However, since all three of the Company's insurance subsidiaries transact all of their business in Florida, the Florida Department of Insurance is the primary regulatory authority over the Company. The Florida Department of Insurance has broad administrative powers relating to licensing, regulating premium rates and policy forms, prescribing statutory accounting methods and the form and content of statutory financial reports, and regulating the type and amount of investments permitted. The Oklahoma and Arizona Departments of Insurance also exercise jurisdiction over Pegasus and Fortune Life, since they are respectively domiciled there. In addition, Fortune and Fortune Life are both licensed in Louisiana, although neither conducts any business there.

Insurance departments are authorized to make periodic and other examinations of regulated insurers' financial condition and market conduct, to ensure adherence to statutory accounting principles and compliance with state insurance laws and regulations.

Insurance companies are generally required by insurance regulators to maintain sufficient surplus to support their writings. Although the ratio of writings to surplus that the regulators will allow is a function of a number of factors, including the type of business being written, the adequacy of the insurer's reserves and the quality of the insurer's assets, as a general rule the regulators prefer that annual net written premiums be not more than three times the insurer's total policyholders' surplus. Thus, the amount of an insurer's surplus may limit its ability to grow its business.

From time to time the insurance industry comes under pressure from regulators, legislators or special interest groups to reduce, freeze or set rates to or at levels that are not necessarily related to underlying costs. Should this kind of activity occur in the future, it would adversely affect the profitability and growth of the Company's insurance operations by limiting the ability to set rates commensurate with market loss dynamics and the Company's internal costs of providing insurance. The impact of this or other future regulatory or legislative changes on the Company's business cannot be predicted.

The Company's Fortune Insurance Company subsidiary ended 1999 with statutory surplus (equity) of $3,504,666. This is significantly below the National Association of Insurance Commissioners Authorized Control Level Risk Based Capital requirement of $7,236,252, placing Fortune in the Mandatory Control Level category. In February 2000 the Company contributed $3,885,853 in cash and high-grade bonds to Fortune, increasing its surplus to $7,390,519 and placing it at the Regulatory Action Level. In accordance with the requirements of the Regulatory Action Level, the Company is working with the Florida Department of Insurance to prepare a Risk-Based Capital Plan which will outline the steps the Company will take to further strengthen Fortune's surplus and remove it from the Regulatory Action Level.

In 1998, the NAIC adopted the Codification of Statutory Accounting Principles guidance which will replace the current NAIC Annual Statement Instructions and Accounting Practices and Procedures manual as the NAIC's primary guidance on statutory accounting. The implementation date established by the NAIC is January 1, 2001; however, the effective date will be specified by each insurance company's state of domicile. The Company is currently evaluating the potential effect of the Codification guidance, but does not expect it to have a material impact on the Company's statutory surplus.

Loss and Loss Adjustment Expense Reserves

The consolidated financial statements include the estimated liability for unpaid losses and loss adjustment expenses (LAE) of the Company's insurance subsidiaries. Total loss reserves are established at a level that is intended to represent the best estimate of needed reserves within a reasonable range of estimates. The liabilities for losses and LAE are determined using actuarial and statistical procedures and represent undiscounted estimates of the ultimate net cost of all unpaid losses and LAE incurred through December 31 of each year. These estimates are subject to the effect of future trends on claim settlement. Estimates are reviewed and adjusted as experience develops and new information becomes known. Such adjustments, which could result in either a redundancy or deficiency to reserves reported in prior periods, are reflected in the current results of operations.

The Company's insurance subsidiaries have entered into several reinsurance agreements covering specific lines of business, which provide loss protection through reinsurance on a quota share or excess of loss basis.

The following tables present, for the Company's property and casualty businesses, loss and loss adjustment expenses on a paid and incurred basis for the past three one-year periods, and development of losses and loss adjustment expenses over the past ten years, all net of reinsurance.

                      Losses and Loss Adjustment Expenses

    Unpaid           Incurred Related to *                        Payments Related to          Unpaid
   Beginning        Current        Prior           Total         Current        Prior          End of
    of Year           Year         Years         Incurred          Year         Years           Year
----------------  ---------------------------  --------------  ---------------------------  --------------

Year ended December 31, 1999:

    $11,400,131    $23,620,251    $3,945,636     $27,565,887    $14,836,176   $11,829,963     $12,299,879

Year ended December 31, 1998:

    $15,905,704    $22,435,796    $3,469,432     $25,905,228    $15,897,843   $14,512,958     $11,400,131

Year ended December 31, 1997:

    $20,040,739    $35,706,903   ($2,736,845)    $32,970,058    $23,961,413   $13,143,680     $15,905,704

*  Includes losses incurred but not reported (IBNR)

            Analysis of Loss and Loss Adjustment Expense Development


Year Ended December 31,           1989     1990     1991     1992     1993     1994     1995     1996     1997     1998     1999
---------------------------------------------------------------------------------------------------------------------------------

Liability for Unpaid
   Losses And Loss Adjustment
   Expenses                     $13,577  $14,996  $14,906  $17,207  $19,410  $19,103  $20,808  $20,041  $15,906  $11,400  $12,300

Paid (Cumulative) As of:
   End of Year                       --       --       --       --       --       --       --       --       --       --       --
   One Year Later                 6,311    8,583    6,245   13,306   13,641   13,273    9,164   13,143   14,513   11,830
   Two Years Later                8,854   10,899   11,806   15,520   16,292   17,601   13,361   14,084   16,849
   Three Years Later              9,772   11,918   12,380   16,355   17,912   19,809   14,100   15,024
   Four Years Later              10,297   12,170   12,783   16,856   18,782   20,034   14,796
   Five Years Later              10,390   12,313   12,939   17,175   18,735   20,437
   Six Years Later               10,455   12,373   13,083   17,047   18,937
   Seven Years Later             10,496   12,445   12,893   17,157
   Eight Years Later             10,565   12,242   12,912
   Nine Years Later              10,355   12,258
   Ten Years Later               10,361

Liability Re-estimated as
of:
   End of Year                   13,577   14,996   14,906   17,207   19,410   19,103   20,808   20,041   15,906   11,400   12,300
   One Year Later                10,173   12,653   12,434   16,488   19,392   19,292   16,485   17,304   18,260   15,346
   Two Years Later               10,496   12,203   12,916   17,507   18,856   21,027   16,732   15,317   18,656
   Three Years Later             10,204   12,332   13,111   17,235   19,458   20,799   14,748   15,770
   Four Years Later              10,396   12,382   13,009   17,414   19,339   20,362   15,289
   Five Years Later              10,464   12,373   13,190   17,528   18,976   20,712
   Six Years Later               10,487   12,517   13,388   17,180   19,120
   Seven Years Later             10,628   12,731   12,979   17,296
   Eight Years Later             10,832   12,301   13,034
   Nine Years Later              10,399   12,325
   Ten Years Later               10,424

Redundancy (Deficiency)           3,153    2,671    1,872      (89)     290   (1,609)   5,519    4,271   (2,750)  (3,946)

Percentage                         23.2%    17.8%    12.6%    (0.5)%    1.5%    (8.4)%   26.5%    21.3%   (17.4)%  (34.7)%

The above table presents the development of balance sheet liabilities for 1989 through 1999. The top line of the table shows the estimated liability for unpaid losses and LAE recorded at the balance sheet date for each of the indicated years. This liability represents the estimated amount of losses and LAE for claims arising in all prior years that are unpaid at the balance sheet date, including losses that had been incurred but not reported. The upper section of the table shows the cumulative amount paid with respect to the previously recorded liability as of the end of each succeeding year. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year. The estimate is increased or decreased as more information about the claims becomes known for individual years. The "Redundancy (Deficiency)" line represents the aggregate change in the estimates over all prior years. These amounts have been reflected in income over the particular span of years involved and do not represent the impact to income in any one year.

Reinsurance

The Company participates in various reinsurance agreements that significantly affect its operations. Risks are reinsured to limit loss size and to increase underwriting capacity, although the Company remains primarily liable to the policyholders on all risks transferred.

The Company maintains quota share reinsurance on its personal injury protection
(PIP) and property damage liability (PDL) lines. In 1999 the Company quota shared 60% of its PIP and PDL business, but will drop to a 40% quota share in 2000 as a result of its agency cancellation initiatives.

The Company separately acquires property and casualty excess of loss reinsurance, in which losses in excess of $40,000 are ceded to reinsurers. Catastrophic property losses of Fortune Insurance Company are reinsured under the Florida Hurricane Catastrophe Fund. Catastrophic property losses of Pegasus Insurance Company are reinsured by various reinsurers. The Company also maintains reinsurance coverage for extra-contractual obligations and excess limits judgments.

Item 2.  Properties

The executive and general offices of the Company and its subsidiaries are located at 10475 Fortune Parkway, Jacksonville, Florida 32256. During 1999 the Company renegotiated the lease on its existing 23,000 square feet and took over 11,000 additional contiguous square feet, consolidating its other Jacksonville location. The lease for all 34,000 square feet currently runs through August 2006, with annual lease payments of $324,702 escalating to $387,838 in the final year of the lease.

In 1996 the Company purchased land and a building in Jacksonville, Florida for $167,000. This facility currently serves as off-site storage.

In March 1999 one of the Company's subsidiaries, Fortune Insurance Company, entered into an agreement to sell two tracts of land for $415,000. The tracts had been purchased in 1987 and 1986 for $165,000 and $140,000, respectively. The transaction closed in August 1999.

One of the Company's subsidiaries, Fortune Life Insurance Company, owns land and a building which it purchased for $88,000 in 1982. In November 1999, Fortune Life Insurance Company entered into an agreement to sell that property for $207,000. One of the purchasers, Holly McCorkle, is on the Company's board of directors. An independent appraisal in October 1998 placed the value of the property at $230,000.

The 10% price differential approximates the marketing and realtor fees the Company anticipated incurring to dispose of the property had it placed the property for sale to the general public. The transaction is scheduled to close in May 2000.

Item 3.  Legal Proceedings

The Company and its subsidiaries are routinely parties to pending or threatened legal proceedings and arbitration. These proceedings may include claims for punitive damages in addition to other specified relief. Based upon information currently available, and in light of legal and other defenses available to the Company and its subsidiaries, management does not consider liability from threatened or pending litigation to be material.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's annual meeting of stockholders held on August 9, 1999, the following members were elected to the Board of Directors:

      Arthur L. Cahoon       John Michael Garrity      Allan J. McCorkle
      Holly J. McCorkle      Thomas J. McCorkle        Thomas Edwin Perry
      R. Lee Smith           Robert Thomas III


                     (This space intentionally left blank.)

                                    PART II

Item 5. Market for the Company's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is traded on the NASDAQ Stock Market under the symbol MAME.

The following table shows the range of high and low sale quotations for the Company's common stock for each of the last eight quarters ended December 31, 1999, as obtained from the National Association of Securities Dealers.

        Quarterly Period Ended                  High                   Low
        --------------------------     ------------------------------------
        March 31, 1998                       $ 13.88               $ 11.00
        June 30, 1998                          10.38                  9.75
        September 30, 1998                      9.25                  4.50
        December 31, 1998                       5.13                  3.23
        March 31, 1999                          4.31                  2.75
        June 30, 1999                           4.38                  2.00
        September 30, 1999                      3.63                  2.00
        December 31, 1999                       2.41                  1.69

Holders

On March 20, 2000, the Company had 917 record holders of its common stock.

Dividends (adjusted for stock dividends)

In January 1998 the Company declared and paid a dividend of $.35 per share on each of its shares of $.025 par value common stock.

In January 1999 the Company declared and paid a dividend of $.11 per share on each of its shares of $.025 par value common stock.

Item 5. Market for the Company's Common Equity and Related Stockholder Matters (continued)

Market Information (continued)

Further dividends to stockholders are not allowed until the Company's loan with SouthTrust Bank is retired. The Company intends to pay off the SouthTrust loan during 2000. Also, the Company's insurance subsidiaries' ability to pay dividends to the Company are limited by state statutes and regulations.


                     (This space intentionally left blank.)

Item 6.  Selected Financial Data

         Mobile America Corporation & Subsidiaries

            Years Ended December 31, 1999, 1998, 1997, 1996 and 1995

                                              1999            1998             1997            1996             1995
                                        ---------------------------------------------------------------------------------

Total Revenues                            $38,147,242     $48,302,029      $58,810,207      $48,163,935      $52,925,874

Net Income (Loss)                         $(9,884,667)      $(949,625)      $6,045,285       $6,655,711       $5,999,694

Diluted Earnings (Loss) per Share              $(1.35)         $(0.13)           $0.84            $0.93            $0.84

Total Assets at Year-End                  $90,156,404    $134,270,283     $144,305,443     $169,943,622     $182,771,162

Long-Term Obligations                      $7,200,000      $9,600,000      $12,000,000      $12,000,000      $12,000,000

Cash Dividends per Common Share                   N/A           $0.35            $0.35            $0.30            $0.16

         Earnings per share and cash dividends per share amounts have been restated to conform with stock dividends and splits.

         Earnings per share amounts are presented in conformity with Statement of Financial Accounting Standards No. 128.

         All amounts have been restated for the prior-period adjustment described in Note 2 to the Consolidated Financial Statements.

         Presentation of total assets at year-end has been changed to classify amounts due the Company under reinsurance agreements as assets rather than contra-liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Mobile America Corporation ("the Company") is a holding company whose revenue-producing operations are conducted through its insurance and non-insurance subsidiaries. The Company receives cash primarily through borrowings and subsidiary dividends and uses those proceeds to fund subsidiary operations, retire outstanding indebtedness and pay shareholder dividends.

The Company invests in fixed-maturity, equity and short-term securities. The Company's investment policy is designed to satisfy the high-quality, short- to medium-term duration investment composition necessitated by its insurance operations. This policy provides the Company with the flexibility it needs to maintain stable asset values while meeting the cash flow needs of its claims payments and other operational activities.

The majority of the Company's portfolio is invested in high-grade, fixed-maturity securities, of which short- and intermediate term fixed-maturity securities represented $36.5 million, or 88%, at the end of 1999, compared to $59.5 million, or 75%, at the end of 1998. Equity securities represented $1.6 million, or 4%, of the portfolio at the end of 1999, compared to $1.5 million, or 2%, at the end of 1998. Common stocks represented 88% and 86% of equity securities at the end of 1999 and 1998, respectively. Other short-term investments at the end of 1999 totaled $3.5 million, compared to $18.5 million at the end of 1998.

Due to the significant cash needs during 1999 to pay claims and fund operations the Company decided to eliminate the distinction between securities held to maturity and securities available for sale. As of year-end, the Company has classified all investment securities as available for sale.

The Company had no investments in derivative financial instruments at any time during 1999.

At December 31, 1999 the Company had receivables due from reinsurers totaling $26.0 million, compared to $27.1 million at December 31, 1998. On December 29, 1999 the Company was notified by one of its reinsurers that a cash call by the Company for $7.8 million was being denied. The disagreement centers on the calculation of the amount of cash owed the Company by the reinsurer. The Company strongly believes it is owed the entire amount and is currently reviewing the matter in detail with the reinsurer.

As a result of the losses incurred by the Company in 1998 and 1999 it has current and deferred income tax assets totaling $8.7 million. The Company is amending its 1996 tax return to carry back $0.6 million, and is amending its 1997 tax return to carry back $1.4 million. The Company has historically been profitable and believes that it will be again, and that the value of the $6.7 million tax loss carryforward will be fully realized as an offset to future taxable income.

The Company's insurance loss reserves at December 31, 1999 totaled $26.0 million, compared with $29.1 million at December 31, 1998. Of those amounts, respectively, $22.4 million and $26.8 million represent loss reserves for personal injury protection and liability coverage on the Company's private passenger auto business. The Company's inventory of private passenger auto claims at the end of 1999 and 1998 totaled 6,386 and 10,107, respectively, with corresponding reserves per claim at the end of 1999 and 1998 of $3,509 and $2,655. The Company believes its level of reserves is sufficient to pay current and future claims on all insurance written to date.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition (continued)

Total stockholders' equity at December 31, 1999 totaled $24.4 million, or $3.27 per share outstanding, as compared with total stockholders' equity at December 31, 1998 of $35.6 million, or $4.96 per share outstanding. During 1999 the Company issued 150,000 shares of common stock to its current Chairman of the Board and 150,000 shares to its current President and Chief Executive Officer. The shares were all issued pursuant to the Company's Incentive Plan at fair market values totaling $843,750, and were 100% financed with purchase money loans from the Company which are collateralized by the common stock.

On June 10, 1997, the Company issued 924,018 shares of common stock pursuant to a 15% stock dividend on its $.025 par value common stock, effective for shareholders of record on June 23, 1997. Earnings per share and dividend per share amounts have been adjusted to reflect this stock dividend.

The Company has experienced significant negative net cash flow from operations for each of the past three years as its business volume has declined and as it has continued to settle outstanding claims from current and prior policies. Sufficient liquidity is maintained within the structure of the Company's investment portfolio to meet the cash flow needs of its operations. The Company expects cash flow from operations to turn positive during 2000.

Results of Operations

Net income (loss) was ($9.9) million, or ($1.35) per share, in 1999, ($0.9) million, or ($0.13) per share, in 1998 and $6.0 million or $0.85 per share, in 1997.

Direct written premiums decreased 25%, to $57.3 million in 1999, compared to $75.9 million in 1998 and $86.9 million in 1997. Net written premiums were $29.2 million in 1999, compared to $29.3 million in 1998 and $42.5 million in 1997. The difference between direct and net written premiums represents reinsurance. The Company ceded 60% of the personal injury protection (PIP) and property damage liability (PDL) coverage on its private passenger automobile business through quota share reinsurance agreements in 1999, compared with 75% in 1998 and 60% in 1997.

Private passenger automobile insurance represents approximately 85% of the Company's total direct written premium. Homeowner's and other property insurance represents another 13% and commercial automobile insurance represents most of the remaining 2%.

Direct written premiums in the private passenger automobile business were $49.9 million in 1999, $69.8 million in 1998 and $80.2 million in 1997. In June of 1998 the Company installed a new underwriting and claims system. The conversion process from the former system did not work properly, nor did the new system perform as anticipated for new business. Throughout the balance of 1998 and the first half of 1999 the Company experienced significant backlogs in processing new business, endorsements and cancellations. The Company was unable during that period to adequately service its customers, and as a result new business volume declined.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

The Company writes homeowner's and other property insurance, both through its primary insurance subsidiary and through an excess and surplus lines insurance subsidiary. Direct written premiums on property insurance in 1999 totaled $7.0 million, compared to $6.0 million in 1998 and $6.5 million in 1997. In August 1999 the Company determined that its reinsurance to cover catastrophe losses in its property business was inadequate. As a result the Company ceased writing property insurance in Dade, Broward and Palm Beach counties and implemented a 25% rate increase in November in its excess and surplus lines business.

The Company earns fee income through its managing general agency subsidiary, its premium finance subsidiary, its excess and surplus lines insurance subsidiary and its fee-for-service subsidiary which acts as a third party servicer for the Florida Residential Property and Casualty and Florida Auto Joint Underwriting Associations (FRPCJUA and FAJUA, respectively). Managing general agency fees for 1999 totaled $3.6 million, compared to $5.2 million in 1998 and $5.7 million in 1997. This decline mirrors the decline in the Company's direct written premium. Interest income and fee revenue (net of write-offs and allowances for bad debt) in the Company's premium finance subsidiary totaled ($0.9) million for 1999, compared to $0.7 million for 1998 and $0.4 million for 1997. In the third quarter of 1999 the Company determined that not all of the receivable balances for premium-financed policies were collectible, and wrote off $1.1 million of that balance. Fees in the excess and surplus lines insurance subsidiary totaled $0.5 million in 1999, compared with $0.4 million in 1998 and $0.0 million in 1997. Fees in the Company's fee-for-service subsidiary totaled $1.7 million in 1999, compared to $3.0 million in 1998 and $2.8 million in 1997. Both the FRPCJUA and FAJUA pools of available policies have been shrinking rapidly, as more companies are willing to take out that business. In response to the declining business opportunity to provide third party servicing, the Company stopped accepting new business from the FAJUA in October and the FRPCJUA in December. The Company will continue to service the existing policy base as it declines through 2000, at which time the Company will have exited the third party fee-for-service business.

Net investment income for 1999 totaled $3.4 million, compared to $4.6 million in 1998 and $5.4 million in 1997. The Company has been liquidating its investment portfolio as its volume of business has declined and as it has been settling claims on prior business. Claims payments always lag the Company's receipt of cash for the policies it writes, so the Company will begin rebuilding its investment portfolio and therefore its net investment income once business volume increases.

Claim costs, the Company's most significant expense, represent actual payments made and changes in estimated future payments to be made to or on behalf of its policyholders, including expenses required to settle claims and losses. Claim costs are influenced by loss frequency and severity and by inflation. Loss ratios (claim costs expressed as a percentage of premiums earned) were 93% in 1999, compared to 74% in 1998 and 75% in 1997. The direct loss ratios for the Company's private passenger auto business for those three years were 100%, 89% and 81%, respectively. As the Company lost its ability to adequately service both its policyholders and its agents in 1998, the losses in the PIP line in particular began to increase rapidly. The Company believes that its inability to provide adequate agent and policyholder service during that timeframe led to adverse selection, as agents sent the company business they were not successful in placing elsewhere. The Company further believes that its backlogs of unprocessed business increased the amount of fraud perpetrated against the Company. Both factors contributed significantly to the increases in the private passenger auto loss ratios during 1998 and 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Policy acquisition costs for 1999 totaled $6.8 million, compared to $8.6 million in 1998 and $2.4 million in 1997. These costs represent the commissions paid by the Company to its agents, offset by ceding commission credits received by the Company from its reinsurers. The ceding commission credits adjust over time depending upon changes in loss ratios of the underlying business ceded. Large ceding commission credits in 1997 reduced 1997's policy acquisition costs. As loss ratios increased in 1998 and 1999 the ceding commission credits were reduced, resulting in a smaller offset to the commissions paid to the Company's agents.

Salaries and wages of $6.9 million were paid in 1999, compared to $7.5 million in 1998 and $7.5 million in 1997. As the Company's business volume shrank so did its headcount. In addition, no bonuses were paid in 1999.

General and administrative expenses totaled $12.5 million for 1999, compared to $7.8 million in 1998 and $6.3 million in 1997. Late in the third quarter of 1999 the Company determined that the balances in the clearing accounts used to record premium deposits during the time before the policies are processed into the system were inaccurate. The source of the problem was traced to changes in procedures implemented during the 1998 system conversion. The Company's inability to adequately process its business in a timely fashion until the third quarter of 1999 also resulted in an inability to adequately reconcile the balances in its clearing accounts. During the fourth quarter of 1999 the Company undertook a reconciliation project to determine the correct balances in the three balance sheet accounts involved. The Company has taken a $4.6 million write-off to adjust the three accounts to their proper year-end balances. The procedures that caused this problem have been changed to prevent it from reoccurring.

General and administrative expenses for 1999 also include one-time executive retirement costs of approximately $0.5 million. Excluding the impacts of the write-off and retirement costs, general and administrative expenses for 1999 totaled $7.4 million.

Year 2000 Disclosure

During the few years immediately preceding 2000 there was worldwide concern that computer hardware and software would not appropriately recognize the rollover into the year 2000 and would therefore generate erroneous data or fail. During that time the Company took steps to address the issue within its systems and to review its relationships with vendors who might also be susceptible to the problem. The Company's systems rolled over to January 1, 2000 with only minor problems which were fixed within a few days. None caused any business interruption.

Other

During review of a reinsurance agreement the Company discovered that in 1996 it had incorrectly calculated the ceding commission it was owed under the agreement. The cumulative effect of the error on net income and stockholders' equity for 1996, 1997 and 1998 was approximately $1 million. The year-by-year impact is shown in the Consolidated Statements of Changes in Stockholders' Equity and is further described in Note 2 to the Company's consolidated financial statements.

Item 7A.  Market Risk Disclosures for Financial Instruments

Market risk is the risk of potential loss in fair value of financial instruments arising from adverse fluctuations in interest rates, market rates and prices, foreign currency exchange rates, and other relevant market rate or price changes.

The Company's investment policy is conservative with the long-term objective of maximizing after-tax yield while providing liquidity and preserving assets and stockholders' equity. The current investment mix is 74% intermediate- and long-term debt securities, 4% equity securities and 22% short-term and other investments. The company has no direct exposure to foreign exchange or commodity risks.

The Company's exposure to market risk for changes in interest rates is concentrated in its investment portfolio and to a lesser extent its debt obligation. The following table provides information as of December 31, 1999 about its fixed-maturity investments that are sensitive to interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Actual cash flows may differ from those stated as a result of calls and prepayments. Short-term investments, which total $9.0 million at December 31, 1999, all mature within one year. Principal payments on the Company's debt obligation are scheduled at $600,000 per quarter over the next 8 quarters. The debt obligation accrues interest at 90 day LIBOR plus 250 basis points and the interest is payable monthly.

                                                                     Weighted
                                               Principal              Average
     Fixed Maturities                         Cash Flows        Interest Rate

     2000                                         $7,225                6.59%
     2001                                          7,257                6.26%
     2002                                          4,883                6.19%
     2003                                          3,095                6.15%
     2004                                          1,112                6.40%
     Thereafter                                    7,266                6.60%
                                              ----------

     Total                                       $30,838
                                              ==========

     Market Value at December 31, 1999           $30,962
                                              ==========

The Company's portfolio of marketable equity securities is exposed to equity price risk arising from potential volatility in equity market prices. The Company attempts to minimize the exposure to equity price risk by maintaining a diversified portfolio limiting concentrations in any one company or industry.

For the Company's investment portfolio, there were no significant changes in the Company's primary market risk exposures or in how those exposures are managed compared to the year ended December 31, 1998. The Company does not anticipate significant changes in its primary market risk exposures or in how those exposures are managed in future reporting periods.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Certified Public Accountants                          II-10

Consolidated Balance Sheets, December 31, 1999 and 1998                     II-11


Consolidated Statements of Operations                                       II-12
Years ended December 31, 1999, 1998 and 1997


Consolidated Statements of Comprehensive Income                             II-13
Years ended December 31, 1999, 1998 and 1997


Consolidated Statements of Cash Flows                                       II-14
Years ended December 31, 1999, 1998 and 1997


Consolidated Statements of Changes in Stockholders' Equity                  II-15
Years ended December 31, 1999, 1998 and 1997


Notes to Consolidated Financial Statements                                  II-16-39

Item 9.  Disagreements on Accounting and Financial Disclosure

None.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors
  and Stockholders
Mobile America Corporation
Jacksonville, Florida

         We have audited the accompanying consolidated balance sheets of Mobile America Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mobile America Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

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



                                           CHERRY, BEKAERT & HOLLAND, L.L.P.


Orlando, Florida
March 17, 2000

                   Mobile America Corporation and Subsidiaries
                           Consolidated Balance Sheets
                           December 31, 1999 and 1998


           Assets                         1999        1998       Liabilities and Stockholders' Equity        1999           1998
-----------------------------------------------------------------------------------------------------------------------------------
Investments:                                                     Insurance loss reserves, including
 Securities held to maturity                                      life insurance policy benefits of
   at amortized cost (fair value                                  $18,477 and $17,741                    $26,024,918    $29,106,729
   $0 and $30,811,888)                        $0   $30,321,793   Unearned premium                         18,376,039     26,913,770
 Securities available for sale at                                Unearned service fees                        93,305        448,117
   fair value (amortized cost                                    Contractholders' funds                    1,550,109     11,485,618
   $32,553,832 and $27,240,132)       32,567,745    27,919,593   Reinsurance funds withheld and
                                                                  balanced payable                         7,129,761     17,268,135
 Short-term investments                9,033,284    21,210,230   Claim payments outstanding                3,039,004      2,073,901
                                     -------------------------   Accrued expenses and other liabilities    2,307,233      1,579,854
     Total investments                41,601,029    79,451,616   Deferred income tax on net unrealized
                                     -------------------------    gains on securities available for sale       4,730        231,017
                                                                 Note payable                              7,200,000      9,600,000
                                                                                                         --------------------------
Cash                                   1,178,791     1,082,422           Total liabilities                65,725,099     98,707,141
                                                                                                         --------------------------
                                                                 Commitments and Contingencies
Receivables:
 Insurance premiums                      789,274     3,041,656   Stockholders' equity:
 Accrued investment income               515,636       904,692   Common stock, $.025 par value per share
 Reinsurance, paid losses and other   12,314,049     9,404,171    Authorized - 18,000,000 shares
 Reinsurance recoverable, unpaid                                  Issued - 7,944,414 and 7,644,414 shares    198,610        191,110
  losses                              13,706,562    17,688,861
 Other receivables                       238,258       933,253   Preferred stock, $.10 par value
 Current income taxes                  1,979,781     3,351,355      per share
                                     -------------------------    Authorized - 500,000 shares
      Total receivables               29,543,560    35,323,988    Issued and outstanding - none                    0              0
                                     -------------------------
                                                                 Capital in excess of par value            5,185,092      4,348,842
Deferred income tax                    6,729,180       982,673
                                                                 Accumulated other comprehensive income:
Ceded unearned premium                 8,320,995    16,372,379   Net unrealized appreciation on
                                                                  securities available for sale net of
                                                                  deferred income taxes of $4,730 and
                                                                  $231,017                                     9,182        448,444
Deferred policy acquisition costs       (598,592)   (2,743,281)

Property and equipment                 2,038,187     2,153,357
                                                                 Treasury stock at cost, 476,872 and
Equity in pools and associations         943,130     1,132,210    476,872 shares                          (1,233,069)    (1,233,069
                                                                 Stockholders' notes, 300,000 shares        (843,750)             0)
Other assets                             400,124       514,919
                                     -------------------------   Retained earnings                        21,115,240     31,807,815
Total assets                         $90,156,404  $134,270,283                                           --------------------------
                                     =========================         Total stockholders' equity         24,431,305     35,563,142
                                                                                                         --------------------------
                                                                 Total liabilities and stockholders'
                                                                    equity                               $90,156,404   $134,270,283
                                                                                                         ==========================

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                      Consolidated Statements of Operations
                  Years Ended December 31, 1999, 1998 and 1997

                                                              1999               1998              1997
                                                         -------------------------------------------------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $36,073,832,
      $46,937,567 and $47,914,219                        $ 29,721,119       $ 34,943,731       $44,171,359
   Service fees earned                                      4,946,420          8,897,068         8,957,080
   Investment income                                        3,447,583          4,629,349         5,390,681
   Other                                                        8,706             62,322            27,376
   Net realized gains (losses) on investments                  23,414           (230,441)          263,711
                                                         -------------------------------------------------
         Total revenues                                    38,147,242         48,302,029        58,810,207
                                                         -------------------------------------------------
Expenses:
   Losses and loss adjustment expenses, net of
      reinsurance recoveries of $34,723,303,
      $43,767,109 and $39,003,339                          27,606,722         25,935,988        32,988,250
   Policy acquisition costs                                 6,794,514          8,536,845         2,393,143
   Salaries and wages                                       6,947,082          7,470,166         7,454,778
   General and administrative                              12,512,862          7,770,182         6,301,231
   Interest on note                                           648,527            886,583         1,014,161
                                                         -------------------------------------------------
         Total expenses                                    54,509,707         50,599,764        50,151,563
                                                         -------------------------------------------------

Income (loss) before provision for income taxes           (16,362,465)        (2,297,735)        8,658,644
                                                         -------------------------------------------------
Provision (benefit) for income taxes:
   Current                                                   (736,021)        (1,946,924)        2,151,589
   Deferred                                                (5,741,777)           598,814           461,770
                                                         -------------------------------------------------
         Total provision (benefit) for income taxes        (6,477,798)        (1,348,110)        2,613,359
                                                         -------------------------------------------------

Net income (loss)                                        ($ 9,884,667)      ($   949,625)      $ 6,045,285
                                                         =================================================
Net earnings (loss) per share:
         Basic                                           ($      1.35)      ($      0.13)      $      0.85
                                                         =================================================

         Diluted                                         ($      1.35)      ($      0.13)      $      0.84
                                                         =================================================

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                  Years Ended December 31, 1999, 1998 and 1997


                                                        1999             1998             1997
                                                   --------------------------------------------
 Net Income (loss)                                  ($9,884,667)      ($949,625)     $6,045,285
                                                   --------------------------------------------
 Other comprehensive income:

 Unrealized gains on securities:
     Unrealized holding gains (losses) arising
     during period net of taxes $(250,802),
      $97,476 and ($10,179)                            (486,850)        189,216         (19,759)
 Reclassification adjustment for (gains)
     losses included in net income (loss) net of
      taxes $24,515, $92,916 and $(52,592)               47,588         180,367        (102,092)
                                                   ---------------------------------------------

 Other comprehensive income (loss)                     (439,262)        369,583        (121,851)
                                                   ---------------------------------------------
 Comprehensive income (loss)                       ($10,323,929)      ($580,042)     $5,923,434
                                                   =============================================

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Years Ended December 31, 1999, 1998 and 1997


                                                               1999              1998               1997
                                                          --------------------------------------------------
Cash Flows from Operating Activities:
   Net Income (loss)                                      ($ 9,884,667)      ($   949,625)      $  6,045,285
   Adjustments to reconcile net income to
    net cash used in operating activities:
   Provision for depreciation                                  542,624            299,273            161,611
   Loss (gain) on sale of investments                          (23,414)           230,441           (263,711)
   Change in assets and liabilities:
     Insurance premium receivable                            2,441,462         (1,093,072)         1,130,500
     Accrued investment income and other receivables         1,084,051            583,537             71,304
     Deferred policy acquisition costs                      (2,144,689)           695,292           (687,006)
     Prepaid expenses and other assets                         114,795            423,747            (38,260)
     Insurance loss reserves                                (3,081,811)        (4,536,566)       (14,052,360)
     Unearned premium                                       (8,537,731)        (5,979,667)        (5,225,192)
     Contractholders funds                                  (9,935,509)         4,163,869           (697,496)
     Reinsurance funds held and balances payable           (10,138,375)         3,157,624         (5,687,707)
     Claim payments outstanding                                965,103         (1,771,154)        (2,830,605)
     Accrued expenses                                          727,380            336,782           (202,571)
     Current income taxes                                    1,371,574         (2,335,584)          (135,758)
     Deferred income taxes recoverable                      (5,746,507)           598,814            461,768
     Ceded unearned premium                                  8,051,384            379,932          3,595,125
     Reinsurance recoverable                                 1,072,421         (3,839,832)         5,394,075
     Unearned service fees                                    (354,812)          (120,098)          (257,621)
                                                          --------------------------------------------------

     Net cash used in operating activities                 (33,476,721)        (9,756,287)       (13,218,619)
                                                          --------------------------------------------------

Cash Flows from Investing Activities:
   Net change in short term investments                     12,176,946         (4,269,268)         5,290,513
   Purchase of investments                                  (8,048,984)       (12,113,463)        (9,547,210)
   Proceeds from sale and maturity of investments           33,080,491         28,675,543         23,472,111
   Purchase of property and equipment                         (427,455)        (1,075,828)          (643,586)
                                                          --------------------------------------------------

     Net cash provided by investing activities              36,780,998         11,216,984         18,571,828
                                                          --------------------------------------------------

Cash Flows from Financing Activities:
   Purchase of treasury stock                                        0             (3,666)          (162,754)
   Dividends paid to stockholders                             (807,908)        (2,492,629)        (2,475,079)
   Principal repayment, note payable                        (2,400,000)        (2,400,000)                 0
                                                          --------------------------------------------------
                   Net cash used in
                        financing activities                (3,207,908)        (4,896,295)        (2,637,833)
                                                          --------------------------------------------------

Net increase (decrease) in cash                                 96,369         (3,435,598)         2,715,376

Cash, beginning of year                                      1,082,422          4,518,020          1,802,644
                                                          --------------------------------------------------

Cash, end of year                                         $  1,178,791       $  1,082,422       $  4,518,020
                                                          ==================================================

See notes to consolidated financial statements.

                   Mobile America Corporation and Subsidiaries
           Consolidated Statements of Changes in Stockholders' Equity
                  Years Ended December 31, 1999, 1998 and 1997


                                                                        1999               1998              1997
                                                                   --------------------------------------------------
Common stock:
    Balance beginning of year                                      $    191,110       $    191,110       $    168,010
    Stock issued                                                          7,500                  0                  0
    Stock dividend                                                            0                  0             23,100
                                                                   --------------------------------------------------
        Balance end of year                                             198,610            191,110            191,110
                                                                   --------------------------------------------------
Preferred stock:
    No change during year                                                     0                  0                  0
                                                                   --------------------------------------------------
Capital in excess of par value:
    Balance beginning of year                                         4,348,842          4,348,842          2,729,588
    Stock issued                                                        836,250                  0                  0
    Stock dividend                                                            0                  0            970,219
    Sale of treasury stock                                                    0                  0            556,527
    Deferred compensation                                                     0                  0             92,508
                                                                   --------------------------------------------------
        Balance end of year                                           5,185,092          4,348,842          4,348,842
                                                                   --------------------------------------------------
Accumulated other comprehensive income:
Net unrealized appreciation on securities available for sale:
    Balance beginning of year                                           448,444             78,861            200,712
    Increase (decrease)                                                (665,549)           559,975           (184,623)
    Deferred taxes                                                      226,287           (190,392)            62,772
                                                                   --------------------------------------------------
        Balance end of year                                               9,182            448,444             78,861
                                                                   --------------------------------------------------
Treasury stock:
    Balance beginning of year                                        (1,233,069)        (1,229,403)          (510,122)
    Purchases of 0, 292 and 86,224 shares                                     0             (3,666)          (912,754)
    Sale of 0, 0 and 75,000 shares                                            0                  0            193,473
                                                                   --------------------------------------------------
        Balance end of year                                          (1,233,069)        (1,233,069)        (1,229,403)
                                                                   --------------------------------------------------

Stockholders' notes                                                    (843,750)                 0                  0

Retained earnings:
    Balance beginning of year as previously
     reported for 1998 and 1997                                      32,804,098         36,296,261         33,588,833
    Prior-period adjustment:
    Cumulative effect of error in calculating
     reinsurance commission allowance in 1996                          (996,283)        (1,046,192)          (915,681)
                                                                   --------------------------------------------------
Balance beginning of year restated                                   31,807,815         35,250,069         32,673,152
    Net income (loss), as restated for 1998 and 1997
     for correction of error in calculating reinsurance
     commission allowance                                            (9,884,667)          (949,625)         6,045,285
    Cash dividends $.11, $.35 and $.35 per share                       (807,908)        (2,492,629)        (2,474,416)
    Stock dividend                                                            0                  0           (993,952)
                                                                   --------------------------------------------------
        Balance end of year                                          21,115,240         31,807,815         35,250,069
                                                                   --------------------------------------------------
Total stockholders' equity end of year                             $ 24,431,305       $ 35,563,142       $ 38,639,479
                                                                   ==================================================

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

(c) Nature of Operations

The Company is a publicly held holding company providing property and casualty insurance, life insurance, insurance administrative services to various state underwriting associations on a fee-for-service basis and premium financing. The Company is principally involved in writing personal lines automobile insurance in Florida. During 1999 the Company cancelled its administrative service contracts as to new business but continues to service contracts in run off. In addition, the Company has de-emphasized its activity in the property insurance, life insurance and premium finance areas to concentrate on underwriting personal automobile business.

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

(e) Method for Valuing Investments

In 1999 the Company classified all its fixed maturities and equities as available for sale. In prior years these securities were classified as either available-for-sale or held-to-maturity. Fixed maturities held-to-maturity consist of certain bonds, presented at amortized cost, that management intends and has the ability to hold to maturity. Fixed maturities available-for-sale consist of bonds, presented at fair value, that management may not hold until maturity. All equity securities are available-for-sale and include common and preferred stock which are carried at fair value. Unrealized gains or losses on investments classified as available-for-sale, net of deferred income taxes, are included as a separate component of stockholders' equity. The change in unrealized gains or losses during the year is a component of comprehensive income. Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies (continued)

(e) Method for Valuing Investments (continued)

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

(h) Deferred Policy Acquisition Costs

The costs, primarily commissions, associated with acquiring new insurance contracts have been deferred. Such costs are being amortized to income as premiums are earned or over the contracts' premium paying period.

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

Estimates of life insurance benefits were based on past experience as adjusted to provide for possible adverse deviation from the estimates. Interest assumptions are based on historical assumptions and experience, and range from 3% to 4.5% at December 31, 1999.

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

(n) Earnings Per Share

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully dilutive earnings per share. All earnings

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies (continued)

(n) Earnings Per Share (continued)

per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

(o) Supplemental Cash Flow Information

Net income tax refunds received in 1999 totaled $2,102,875. Income taxes paid totaled $396,510 in 1998 and $2,230,000 in 1997. Interest paid totaled $648,527 in 1999, $886,583 in 1998 and $1,014,161 in 1997.

(p) Income Taxes

Income taxes are calculated under the liability method. Deferred taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. Items giving rise to such differences are primarily insurance reserves and unearned premiums.

(q) Stock-Based Compensation

Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", encourages, but does not require companies to record compensation costs for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost of stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock.

(r) Stock Dividend

All common shares and per share amounts have been adjusted to give effect to a 15% stock dividend distributed to shareholders on June 23, 1997.

(s) Accounting Change

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Statement 130 requires the reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity, including net income, during a period except those resulting from investments by owners and distributions to owners. The Company adopted Statement 130 in the first quarter of 1998 and elected to present comprehensive income in a separate financial schedule to the consolidated financial statements. The only component of comprehensive income to be reported is the change in the net unrealized gain or loss on securities available for sale.

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

(u) Restatement

The accompanying financial statements for 1998 and 1997 have been restated for an error in calculating a reinsurance commission allowance in 1996. See Note 2.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 2.  Prior Period Adjustment

The accompanying financial statements for 1998 and 1997 and retained earnings at the beginning of 1997 have been restated to correct an error in applying the minimum ceding commission rate on one of Fortune Insurance Company's quota share reinsurance agreements during 1996. In December 1996 the terms of a reinsurance agreement were amended to retroactively reduce the minimum ceding commission from 27% to 25%. Beginning retained earnings for 1997 has been reduced by $915,681 (which included $552,463 in tax benefit). The Company intends to file an amended 1996 tax return. The impact of these corrections on the Company's financial results as originally reported is summarized below:


                                              1998                                 1997
                                      -----------------------------------------------------------------
                                            As                As                 As               As
                                         Reported          Restated           Reported         Restated
                                      -----------------------------------------------------------------
Policy acquisition costs              $  8,616,867       $  8,536,845       $ 2,183,891      $ 2,393,143
                                      ------------------------------------------------------------------
Business segment earnings
              Automobile              ($ 4,528,347)      ($ 4,448,326)      $ 6,390,798      $ 6,181,546
                                      ------------------------------------------------------------------

Net income (loss)                     ($   999,534)      ($   949,625)      $ 6,175,796      $ 6,045,285
                                      ------------------------------------------------------------------
Net earnings (loss) per share:
              Basic                   ($      0.14)      ($      0.13)      $      0.86      $      0.85
                                      ------------------------------------------------------------------
              Diluted                 ($      0.14)      ($      0.13)      $      0.86      $      0.84
                                      ------------------------------------------------------------------
Retained earnings at end of year      $ 32,804,098       $ 31,807,815       $36,296,261      $35,250,069
                                      ------------------------------------------------------------------
Comprehensive income (loss)           ($   629,951)      ($   580,042)      $ 6,053,945      $ 5,923,434
                                      ------------------------------------------------------------------

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 3.  Investments

Major categories of investment income are summarized as follows:


                                  1999          1998           1997
                              ----------------------------------------
Fixed Maturities              $2,635,782    $3,632,583     $4,578,852
Equity Securities                 24,784        23,922         30,364
Short Term Investments           787,017       972,844        781,465
                              -----------   -----------    -----------
                              $3,447,583    $4,629,349     $5,390,681
                              ===========   ===========    ===========

Net realized and change in net unrealized gains (losses) on fixed maturities and equity securities are summarized as follows:


                    Fixed           Equity
                  Maturities      Securities       Other          Total
                ----------------------------------------------------------
   1999
----------
Realized        $    36,662       ($ 13,248)      $    0      $    23,414
Unrealized       (1,274,029)        118,386            0       (1,155,643)
                -----------       ---------       ------      -----------
Combined        ($1,237,367)      $ 105,138       $    0      ($1,132,229)
                ===========       =========       ======      ===========


   1998
----------
Realized        ($   18,320)      ($212,121)      $    0      ($  230,441)
Unrealized         (907,865)       (251,207)           0       (1,159,072)
                -----------       ---------       ------      -----------
Combined        ($  926,185)      ($463,328)      $    0      ($1,389,513)
                ===========       =========       ======      ===========


   1997
----------
Realized        ($   26,430)      $ 284,396       $5,745      $   263,711
Unrealized         (157,110)        (32,755)           0         (189,865)
                -----------       ---------       ------      -----------
Combined        ($  183,540)      $ 251,641       $5,745      $    73,846
                ===========       =========       ======      ===========

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 3.  Investments (continued)

The aggregate fair value, gross unrealized gains, gross unrealized losses and amortized cost of available for sale and held to maturity securities by major security type at December 31, 1999 and 1998 are as follows:



                                                      Gross             Gross
                                     Amortized      Unrealized        Unrealized           Fair
                                       Cost           Gains            (Losses)            Value
                                   ---------------------------------------------------------------
Available for sale, 12/31/99:
-----------------------------
U. S. Government and
  government agencies              $ 5,956,193      $   1,055       ($    88,522)      $ 5,868,726
States, municipalities and
  political subdivisions            16,637,894         67,147            (77,559)       16,627,482
Corporate debt securities            8,116,083          5,705           (118,815)        8,002,973
Mortgage-backed securities             467,256            305             (5,125)          462,436
Equity securities                    1,376,406        428,117           (198,395)        1,606,128
                                   ---------------------------------------------------------------
                                   $32,553,832      $ 502,329       ($   488,416)      $32,567,745
                                   ===============================================================
Held to maturity,12/31/99:
-----------------------------
U. S. Government and
  government agencies              $         0      $       0       $          0       $         0
States, municipalities and
  political subdivisions                     0              0                  0                 0
Corporate debt securities                    0              0                  0                 0
Mortgage-backed securities                   0              0                  0                 0
                                   ---------------------------------------------------------------
                                   $         0      $       0       $          0       $         0
                                   ===============================================================
Available for sale, 12/31/98:
-----------------------------
U. S. Government and
  government agencies              $ 7,018,385      $ 112,553       ($     2,051)      $ 7,128,887
States, municipalities and
  political subdivisions            12,679,552        348,640                 (4)       13,028,188
Corporate debt securities            6,143,925        112,241             (3,254)        6,252,912
Equity securities                    1,398,270        240,182           (128,846)        1,509,606
                                   ---------------------------------------------------------------
                                   $27,240,132      $ 813,616       ($   134,155)      $27,919,593
                                   ===============================================================
Held to maturity, 12/31/98:
-----------------------------
U. S. Government and
  government agencies              $ 6,850,288      $  87,151       ($       486)      $ 6,936,953
States, municipalities and
  political subdivisions            19,118,163        376,841            (11,244)       19,483,760
Corporate debt securities            3,497,342         40,760             (3,274)        3,534,828
Mortgage-backed securities             856,000          4,748             (4,401)          856,347
                                   ---------------------------------------------------------------
                                   $30,321,793      $ 509,500       ($    19,405)      $30,811,888
                                   ===============================================================

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 3.  Investments (continued)

The scheduled maturities of available for sale securities at December 31, 1999 are as follows. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations without penalties.


                                             Amortized          Fair
                                               Cost             Value
                                            -----------      -----------
Available for sale securities:

Due in one year or less                     $ 7,245,170      $ 7,278,086
Due after one through five years             20,166,424       20,013,039
Due after five years through ten years        2,013,534        1,942,622
Due after ten years                           1,752,298        1,727,870
                                            -----------      -----------
                                            $31,177,426      $30,961,617
                                            ===========      ===========


Proceeds from sales of held to maturity securities and related gross realized gains and losses were as follows:


                               1999            1998            1997
                           ------------------------------------------
   Proceeds from sales     $4,712,562      $1,131,268      $1,723,087
   Gross realized gains        24,003           2,161             349
   Gross realized losses       29,545               0           6,472

At December 31,1999 the Company reclassified all its fixed maturity investments to the available for sale category. This resulted from the Company's primary insurance subsidiary's negative cash flow and the Company's desire to reposition capital within its corporate structure.

Fixed maturities with a book value of $17,486,800 and market value of $17,371,735 were transferred to available for sale resulting in unrealized gains of $115,065 before tax at December 31,1999.

The Company's three insurance subsidiaries, Fortune, Fortune Life, and Pegasus maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carrying value of the investments on deposit was $1,947,284 at December 31, 1999 and $1,552,720 at December 31, 1998. These
deposits are included in the investment tables and exhibits of this report.

The Company's two finance companies also maintain certain deposits with state regulatory agencies as a statutory licensing requirement. The carrying value of these investments was $70,000 at December 31, 1999 and 1998.

                   Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 4.  Deferred Policy Acquisition Costs

Costs, principally commissions, related to the production of new business, are deferred and amortized as summarized below:


Fortune                                 1999              1998              1997
-------------------------------     ------------------------------------------------
Balance at beginning of year        $(1,722,198)      $  (714,114)      $   (40,541)
Commissions and other costs
            deferred                  8,631,544         5,322,378         5,879,134
Charged to expense                   (7,636,333)       (6,330,462)       (6,552,707)
                                    ------------------------------------------------
Balance at end of year              $  (726,987)      $(1,722,198)      $  (714,114)
                                    ================================================

Mobile America Insurance Group           1999              1998              1997
-------------------------------     ------------------------------------------------
Balance at beginning of year        $(1,476,168)      $(1,863,658)      $(2,971,365)
Commissions and other costs
            deferred                   (841,633)        1,532,174        (3,997,252)
Charged to expense                    1,969,318        (1,144,684)        5,104,959
                                    -----------------------------------------------
Balance at end of year              $  (348,483)      $(1,476,168)      $(1,863,658)
                                    ===============================================

Fortune Life                             1999              1998              1997
-------------------------------     -----------------------------------------------
Balance at beginning of year        $     7,523       $    58,679       $    44,532
Commissions and other costs
            deferred                     29,224            17,639           106,402
Charged to expense                      (24,445)          (68,795)          (92,255)
                                    -----------------------------------------------
Balance at end of year              $    12,302       $     7,523       $    58,679
                                    ===============================================

Pegasus                                  1999              1998              1997
-------------------------------     -----------------------------------------------
Balance at beginning of year        $   447,562       $   471,104       $   232,379
Commissions and other costs
            deferred                  1,120,068           555,731         1,091,866
Charged to expense                   (1,103,054)         (579,273)         (853,141)
                                    -----------------------------------------------
Balance at end of year              $   464,576       $   447,562       $   471,104
                                    ===============================================

Consolidated totals                 $  (598,592)      $(2,743,281)      $(2,047,989)
                                    ===============================================

Several of the automobile insurance lines written by Fortune have been reinsured on a quota share basis, whereby a reinsurer provides ceding commission to the Company in return for ceded premium. In some instances the ceding commissions received exceed the costs to the Company of soliciting new business, thereby generating credits to commission expense and deferred policy acquisition costs. Ceding commission received in 1999, 1998 and 1997 is approximately $2,876,000, $4,527,000, and $7,723,000, respectively. Deferred policy acquisition cost reinsurance credits reported in the Company's balance sheet at December 31, 1999 and 1998 are $3,286,603 and $6,787,291, respectively.

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 5.  Property and Equipment

Property and equipment consists of the following at December 31,1999 and 1998:

                                                                               1999                   1998
                                                                           ------------           ------------

EDP equipment                                                              $  2,948,334           $  2,191,731
Office equipment and furniture                                                1,501,719              1,426,572
Land                                                                            128,000                433,000
Buildings                                                                       105,522                105,522
Transportation equipment                                                        170,240                412,935
Leasehold improvements                                                          118,574                 71,357
Other                                                                            10,982                 10,982
                                                                           ------------           ------------

Property and equipment                                                        4,983,371              4,652,099

Less accumulated depreciation                                                (2,945,184)            (2,498,742)
                                                                           ------------           ------------

Property and equipment, net                                                $  2,038,187           $  2,153,357
                                                                           ============           ============

Depreciation expense charged to operations was $542,625, $299,274 and $161,611 in 1999, 1998 and 1997, respectively. The useful lives of property and equipment for purposes of computing depreciation are: buildings from ten to twenty years, EDP equipment, office equipment and furniture and transportation equipment from three to ten years, and leasehold improvements five to ten years.

Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" requires the recognition of an impairment loss for an asset held for use when the estimate of undiscounted future cash flows expected to be generated by the asset is less than its carrying amount. Due to the nature of the Company's business, with limited use of long-lived assets, it has been determined that no impairment loss needs to be recognized.

Note 6.  Reinsurance

The insurance subsidiaries have various reinsurance agreements which significantly affect their operations. Risks are reinsured to limit loss size and to increase underwriting capacity, although the Company remains primarily liable to the policyholders on all risks transferred.

The Company acquires property and casualty excess of loss reinsurance separately for its primary insurance business lines. This program provides the Company with coverage ranging from $260,000 in excess of $40,000 on a per risk basis, and up to $520,000 on a per occurrence basis.

Catastrophic property losses are reinsured under two programs. Fortune limits its liability from hurricane losses to 10% of losses to $9,126,000 in excess of $2,393,000 by participation in the Florida Hurricane Catastrophe Fund. Pegasus limits its liability to 5% of losses in excess $1,300,000 up to $15,000,000. Catastrophic reinsurance, provided by various reinsurers in multiple layers, serves to protect the insurer

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 6.  Reinsurance (continued)

from significant aggregate loss exposure arising from a single event such as windstorm, hail, tornado, hurricane, riot, vandalism, earthquake, freezing temperatures or other extraordinary events. The Company also maintains reinsurance coverage for extra-contractual obligations and excess limits judgments up to $1,500,000 for each property risk and/or each casualty occurrence in excess of the greater of $100,000 or a loss in excess of its underlying reinsurance programs.

The effect of reinsurance on premiums written and earned for 1999, 1998 and 1997 is as follows (dollars in thousands):


                                                       1999                        1998                        1997
                                              ----------------------      ----------------------      ----------------------
                                               Written       Earned        Written       Earned        Written       Earned
                                              --------      --------      --------      --------      --------      --------
Direct                                        $ 57,257      $ 65,795      $ 75,902      $ 81,881      $ 86,860      $ 92,085
Assumed                                              0             0             0             0             0             0
Ceded                                           28,022        36,074        46,557        46,938        44,319        47,914
                                              --------      --------      --------      --------      --------      --------

Net                                           $ 29,235      $ 29,721      $ 29,345      $ 34,943      $ 42,541      $ 44,171
                                              ========      ========      ========      ========      ========      ========

The amount of reinsurance recoveries deducted from direct losses and loss expenses incurred during 1999, 1998 and 1997 was approximately $34,723,000, $43,767,000 and $39,003,000, respectively.

The Company evaluates the financial condition of its reinsurers to minimize its exposures to significant losses from reinsurer insolvency. Reinsurance receivables, ceded unearned premiums and offsetting funds withheld/payable balances for each significant reinsurer at December 31, 1999 is presented below (in thousands):

                                                         Reinsurance        Reinsurance         Ceded
                                                         Recoverable        Recoverable        Unearned        Funds Held or
                                                        Paid and other        Unpaid            Premium        Balances Due
                                                        --------------    --------------    --------------    --------------
Clarendon National Insurance Company                    $        8,100    $          882    $            0    $            0
Sirius Reinsurance Company                                         722             3,613             1,933                 0
National Union Fire Insurance Company                                0             4,700             3,222             5,509
Everest Reinsurance Company                                      3,271               280                 0                 0
Ranger Insurance Company                                           116                77                 0                 0
GMAC Re Corporation                                                105             4,075             2,578             1,765
Odyssey Reinsurance Company                                          0                 0                 0                 0
Other                                                                0                80               588              (144)
                                                        --------------    --------------    --------------    --------------

                                                        $       12,314    $       13,707    $        8,321    $        7,130
                                                        ==============    ==============    ==============    ==============

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 6.  Reinsurance (continued)

The amounts due from Everest and Clarendon Reinsurance Company are in dispute. The balance due from Everest is being settled through arbitration as specified in the reinsurance contract. The Company has started negotiations with Clarendon to settle disputed amounts. The outcome of arbitration and negotiations is uncertain at this time.

Note 7.  Regulatory Restrictions

Fortune, Fortune Life and Pegasus are subject to regulation by the insurance departments of the states in which they are licensed. Under the regulations, cash dividends may only be paid out of accumulated surplus funds derived from net operating profits and capital gains, or out of earned surplus even though total surplus may be less than capital stock and paid-in capital. Fortune, which is subject to Florida law, may not pay, unless otherwise approved by the State Insurance Commissioner, dividends in any one year which exceed the greater of (a) 10% of such surplus funds or (b) the total amount of such funds derived during the immediate preceding year. The insurance companies did not pay dividends in 1999, 1998 and 1997.

In February 2000 Fortune Life Insurance paid Mobile America Corporation a dividend of $1,800,000. This transaction was approved by the Arizona Department of Insurance.











                     (This space intentionally left blank.)

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 7.  Regulatory Restrictions (Continued)

Following are reconciliations of net income and stockholders' equity for Fortune, Fortune Life and Pegasus from a statutory basis to those presented on a GAAP basis for the year ended December 31, 1999:

                                                            Fortune            Fortune Life             Pegasus
                                                        ---------------       ---------------       ---------------
Net gain(loss) from operations -
   Statutory basis                                      $    (8,920,598)      $        96,776       $       210,230
                                                        ---------------       ---------------       ---------------

Change in deferred acquisition costs                         (2,505,477)                4,779                17,014
Change in deferred ceding commissions                         3,500,688                     0                     0
Change in reserves                                                    0                (5,326)                    0
Other                                                           (81,111)                  127                     0
                                                        ---------------       ---------------       ---------------
                                                                914,100                  (420)               17,014
                                                        ---------------       ---------------       ---------------
Net gain(loss) from operations -
   GAAP basis                                           ($    8,006,498)      $        96,356       $       227,244
                                                        ===============       ===============       ===============
Stockholders' equity -
   Statutory basis                                      $     3,504,666       $     3,325,903       $     5,355,225
                                                        ---------------       ---------------       ---------------

Deferred acquisition costs                                    2,559,616                12,302               464,577
Deferred ceding commissions                                  (3,286,603)                    0                     0
Adjustments to reserves                                               0               (22,683)                    0
Deferred income taxes                                         1,370,526               (20,702)                    0
Non-admitted assets                                           5,979,862                     0                     0
Provision for reinsurance                                     2,829,624                     0                     0
Prior period adjustment                                      (1,007,431)                    0                     0
Unrealized gains                                                (24,074)               36,498              (151,204)
Other                                                           129,544                14,349                     0
                                                        ---------------       ---------------       ---------------
                                                              8,551,064                19,764               313,373
                                                        ---------------       ---------------       ---------------
Stockholders' equity - GAAP basis                       $    12,055,730       $     3,345,667       $     5,668,598
                                                        ===============       ===============       ===============

Fortune ended 1999 with statutory surplus (equity) of $3,504,666. This is significantly below the National Association of Insurance Commissioners Authorized Control Level Risk Based Capital requirement of $7,236,252, placing Fortune in the Mandatory Control Level category. In February 2000 the Company contributed $3,885,853 in cash and high-grade bonds to Fortune, increasing its surplus to $7,390,519 and placing it at the Regulatory Action Level. In accordance with the requirements of the Regulatory Action Level, the Company is working with the Florida Department of Insurance to prepare a Risk-Based Capital Plan which will outline the steps the Company will take to further strengthen Fortune's surplus and remove it from the Regulatory Action Level.

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 8.  Pension Plan

The Company's defined contribution pension plan covers substantially all full-time employees. Contributions are based on employee earnings. Total contributions made by the Company during 1999, 1998, and 1997 were $309,995, $324,000 and $288,000, respectively.

Note 9.  Executive Retirement

In 1999, the Company's President and CEO retired from active management of the Company and entered into a consulting and non-competition agreement with the Company. Under terms of this agreement the Company is to pay $22,333 per month for a term of seven years for consulting services. In addition, the Company granted this individual's spouse a life survivor benefit of $125,000 per year commencing seven years from the date of the agreement. During 1999, the Company paid $152,000 for consulting services and accrued $ 319,000 in survivor benefits.

Note 10.  Capital Stock

Stock Options

The Company's incentive plan, adopted in 1995, provides for the issuance of common stock to key employees and directors through options, stock appreciation rights and other stock-based awards as defined under current tax laws. In 1999 the Board of Directors adopted, with shareholder approval, an amendment to the Plan increasing the number of shares authorized for issuance by 500,000 to a total of 1,045,000 shares. In addition, the Board adopted, subject to shareholder approval, an amendment increasing to 220,000 the limit on the number of shares which may be granted to a new employee for recruitment purposes.

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

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 10.  Capital Stock (continued)

Stock Options (continued)

The options are accounted for under Accounting Principles Board Opinion No. 25 (APB 25). Under APB 25, if the exercise price of the options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Options granted during 1999 are summarized below:

                                                      Number of      Exercise
     Date                                             Shares           Price                        Vesting
------------------------------------------------------------------------------------------------------------------------------
July 1999                                             218,178      $      2.75      Vest 1/6 immediately, 1/6 each anniversary
August 1999                                            10,000            2.813      Vest over five years
September 1999                                         10,000            2.125      Vest over five years
November 1999                                          60,000             2.00      Fully vested
November 1999                                          69,000             2.00      Vest over five years


Changes in Stock Options were as follows:

                                                                      Average
                                                   1999            Exercise Price            1998                 1997
                                              --------------       --------------       --------------       --------------
Beginning Balance                                    345,113       $         8.45              269,363              176,363
Granted                                              367,178       $         2.06               86,750              170,000
Exercised                                                 --       $         0.00                   --              (75,000)
Cancelled/Expired                                   (136,625)      $         8.57              (11,000)              (2,000)
                                              --------------                            --------------       --------------
Ending Balance                                       575,666       $         4.66              345,113              269,363
                                              ==============       ==============       ==============       ==============
Exercisable                                          264,591       $         6.31              231,383              138,150
                                              ==============       ==============       ==============       ==============

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 10.  Capital Stock (continued)

In compliance with Statement of Financial Accounting Standards No. 123, the Company has elected to provide pro forma disclosures. As such, the Company's net income (loss) and earnings (loss) per share for 1999, 1998 and 1997 adjusted to reflect pro forma amounts are indicated below (dollar amounts in thousands except for earnings per share):

                                                             1999                  1998                  1997
                                                        ---------------       ---------------       ---------------
Net Income (loss):
    As reported                                         $        (9,885)      $          (950)      $         6,045
                                                        ===============       ===============       ===============

    Pro forma                                           $       (10,047)      $        (1,121)      $         5,804
                                                        ===============       ===============       ===============

Earnings (loss)  Per Share:
    As reported-Basic                                   $         (1.35)      $         (0.13)      $          0.85
                                                        ===============       ===============       ===============

                 -Diluted                               $         (1.35)      $         (0.13)      $          0.84
                                                        ===============       ===============       ===============

    Pro forma  -Basic                                   $         (1.38)      $         (0.16)      $          0.81
                                                        ===============       ===============       ===============

                 -Diluted                               $         (l.38)      $         (0.16)      $          0.81
                                                        ===============       ===============       ===============

The fair value of options granted in 1999, 1998 and 1997 was estimated using the Black-Scholes option pricing model. The weighted average fair value and related assumptions were as follows:

                                                          1999                 1998                   1997
                                                        --------              -------               --------

Weighted average fair value:                            $   1.76              $   3.32              $   3.72

Expected volatility                                           94%                   60%                   39%

Risk free interest rate                                     6.25%                 4.70%                 6.20%

Expected lives                                           5 Years               5 Years               5 Years

Dividend yield                                               0.0%                  1.2%                  2.5%



In 1999, an officer and director were each granted rights to purchase 150,000 shares of common stock at prices of $3.125 and $2.75 under the incentive plan. The Company loaned each individual the stock purchase price under terms of five-year notes totaling $843,750 which are collateralized by the common stock. Interest on the officer's note is at 8% payable annually. The director's notes are non-interest bearing in exchange for substantial service to the Company. The notes have been reported as a component of stockholders' equity at December 31, 1999.

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 10.  Capital Stock (continued)

Earnings (Loss) Per Share:

                                                             1999                  1998                  1997
                                                        ---------------       ---------------       ---------------
Numerator:
Income (loss) to common shareholders'                       $(9,884,667)            $(949,625)           $6,045,285
                                                        ===============       ===============       ===============

Denominator:
  Basic earnings per share
  Weighted average shares                                     7,304,117             7,167,605             7,148,471

Effect of dilution:
  Employee stock options
     (Anti-dilutive shares of 6,867 in 1999
       and 36,511 in 1998)                                           0                     0                57,066
                                                       ---------------       ---------------       ---------------
Diluted earnings per share adjusted
  weighted average shares and assumed
   Conversions                                                7,304,117             7,167,605             7,205,537
                                                        ===============       ===============       ===============

Basic earnings per share                                     $(    1.35)           (     0.13)            $    0.85
                                                        ===============       ===============       ===============

Diluted earnings per share                                   $(    1.35)           (     0.13)            $    0.84
                                                        ===============       ===============       ===============

Note 11.  Income Taxes

The following analysis reconciles the statutory Federal income tax rate to the effective tax rates (dollars in thousands):

                                                       1999                        1998                       1997
                                              ----------------------      ----------------------      ----------------------

Statutory Federal rate                        $ (5,563)           34%     $   (781)           34%     $  2,944            34%
Increase (reductions) in effective tax
  rate resulting from:
     Tax exempt interest                          (391)          2.4          (537)         23.4          (754)         (8.7)
     Dividends received deduction                   (5)         0.03            (5)          0.2            (7)         (0.1)
     Special life Insurance
      company deductions                           (21)         0.13           (22)          1.0           (46)         (0.5)
     State income taxes                           (608)         3.71           (60)          2.6           292           3.4
     Other                                         111         (0.68)           57          (2.5)          184           2.1
                                              --------      --------      --------      --------      --------      --------
Effective tax rate                            $ (6,477)         39.6%     $ (1,348)         58.7%     $  2,613          30.2%
                                              ========      ========      ========      ========      ========      ========

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 11.  Income Taxes (continued)


Consolidated deferred tax expense (credit) results from timing differences in the recognition of revenue and expense for tax and financial statement purposes. The source of these differences and their tax effect are summarized as follows (in thousands):

                                                           1999                  1998                  1997
                                                        ----------            ----------            ----------

Increase (decrease) in discounted loss
     and loss adjustment expense reserves               $      (33)           $      212            $      143
Increase (decrease) in deferred
     Insurance premiums                                         37                   416                   124
Loss carry forward                                          (5,558)                    3                     0
Various                                                       (188)                  (32)                  195
                                                        ----------            ----------            ----------
                                                        $   (5,742)           $      599            $      462
                                                        ==========            ==========            ==========

Consolidated deferred tax assets resulting from temporary differences in the recognition of revenue and expense for tax and financial statement purposes are summarized as follows (in thousands):

                                                                              1999                   1998
                                                                           ----------             ----------

Discounted loss and loss adjustment
 expense reserves                                                          $      463             $      471
Deferred insurance premiums                                                       756                    793
Loss carry forward                                                              5,555                     (3)
Various                                                                           (45)                  (278)
                                                                           ----------             ----------
                                                                           $    6,729             $      983
Valuation allowance                                                                 0                      0
                                                                           ----------             ----------
                                                                           $    6,729             $      983
                                                                           ==========             ==========

The Company believes that based upon its lengthy and consistent history of profitable operations, it is probable that the deferred tax asset will be realized and no deferred tax allowance is deemed necessary at December 31, 1999. The federal net operating loss carryforward of $14,076,799 expires in 2019 and the state net operating loss carryforward of $18,058,143 expires in 2019.

Deferred tax liabilities of $4,730 and $231,017 are provided on unrealized gains, on equity securities and fixed maturities available for sale at December 31, 1999 and 1998, respectively.

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

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 12.  Business Segments

The Company and its subsidiaries operate exclusively in Florida within principally six business segments: automobile insurance, excess and surplus lines property insurance, fee for service administration, premium finance, corporate and other miscellaneous. The automobile insurance segment sells personal lines automobile insurance through independent insurance agents primarily in south Florida. The excess and surplus lines segment writes specialized property insurance coverage. The fee for service segment contracts as a servicing carrier for the Florida Residential Property and Casualty Joint Underwriting Association, the Florida Automobile Joint Underwriting Association and as a subcontractor for Policy Management Systems Corporation performing various underwriting and claims administration services for a fee. The premium finance segment finances policies written through the Company. The corporate segment includes home office revenues and assets that are not specific to any particular segment. The other category is attributable to a life insurance company and other small inactive companies that do not meet the quantitative thresholds for a separate segment.

Management evaluates performance and allocates assets based on the separate entities owned by the Company. The reportable segments are business units that offer different products or services. The reportable segments are each managed separately. Fortune's business is over 95% automobile insurance and a small amount of personal property insurance, Pegasus sells excess and surplus lines insurance, Fortune Life sells life insurance, Fortune Financial operates a fee for service business and Fortune Premium Finance (formerly Big Gorilla, Inc.) is involved in premium finance.

The Company has cancelled the Joint Underwriting Association servicing contract and servicing subcontract. Business processed under these contracts is being serviced in run-off until October 2000. In addition, premium finance, personal property and excess and surplus property business underwriting functions have been outsourced to third parties. These steps were taken to concentrate resources on the Company's core personal automobile business.

The following schedule presents revenues, profit (loss) before taxes and assets by operating segment for 1999, 1998 and 1997. The reconciling items for revenues and assets include adjusting available for sale securities to market value and the reclassification of reinsurance recoverable balances and the eliminations of intercompany holdings.

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 12.  Business Segments (continued)

                                                                         1999                   1998                 1997
                                                                    --------------        --------------        --------------
Segment revenues:
Automobile insurance                                                $   32,009,687        $   39,772,697        $   50,587,743
Excess and surplus lines insurance                                       4,387,097             3,626,913             3,634,305
Fee for service                                                          1,734,053             2,912,680             2,784,602
Corporate                                                                1,282,547             1,677,145             1,777,974
Premium finance                                                           (878,483)              675,839               409,530
Other                                                                      251,661               288,756               371,842
                                                                    --------------        --------------        --------------

     Total segment revenues                                             38,786,562            48,954,030            59,565,996

Intercompany eliminations                                                 (639,320)             (652,001)             (755,789)
                                                                    --------------        --------------        --------------

     Total consolidated revenues                                    $   38,147,242        $   48,302,029        $   58,810,207
                                                                    ==============        ==============        ==============

Segment profit (loss) before taxes:
Automobile insurance                                                $  (15,039,002)       $   (4,448,326)       $    6,181,546
Excess and surplus lines insurance                                         765,155             1,209,607             1,181,557
Fee for service                                                            235,282               940,628             1,042,298
Corporate                                                               (1,155,666)             (385,929)             (101,563)
Premium finance                                                         (1,249,152)              303,887               119,990
Other                                                                       80,918                82,398               234,816
                                                                    --------------        --------------        --------------

     Total consolidated profit (loss) before taxes                  $  (16,362,465)       $   (2,297,735)       $    8,658,644
                                                                    ==============        ==============        ==============

Segment assets:
Automobile insurance                                                $   52,069,973        $   69,603,743        $   84,761,747
Excess and surplus lines insurance                                      10,316,250             9,589,246             8,404,569
Fee for service                                                          3,863,040             6,250,161             5,331,845
Corporate                                                               30,258,990            35,101,117            39,543,115
Premium finance                                                          1,030,189             3,494,370             2,400,943
Other                                                                    3,468,619             3,180,653             3,358,286
                                                                    --------------        --------------        --------------

     Total segment assets                                              101,007,061           127,219,290           143,800,505

GAAP adjustments & reclassifications                                    38,992,962            39,067,228            36,064,734
Intercompany eliminations                                              (49,843,619)          (41,623,102)          (41,623,102)
                                                                    --------------        --------------        --------------

     Total consolidated segment assets                                  90,156,404           124,663,416           138,242,137
                                                                    ==============        ==============        ==============

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 13.  Operating Leases

The Company leases office facilities under an operating lease which contains renewal options. The lease term runs to 2006. Rent expense was $392,642, $335,483 and $329,464 for 1999, 1998 and 1997, respectively.

Minimum future rental payments are as follows:

                               2000        $328,000                        2003        $  358,000
                               2001        $338,000                        2004        $  369,000
                               2002        $348,000                                    ----------
                                                                          Total        $1,741,000
                                                                                       ==========

Note 14.  Concentrations of Credit Risk

The Company is subject to credit risk through short-term cash investments, insurance premium receivables and reinsurance receivables. Short-term investments are placed with high credit quality financial institutions or in short duration high quality debt securities. At times, such investments may be in excess of FDIC insurance limits. No losses have been experienced on such investments.

A significant portion of insurance premium receivables relates to the financing of automobile insurance premiums in south Florida. An allowance for non-collection of $304,100 and $73,000 has been provided for at December 31, 1999 and 1998, respectively. The Company's exposure to loss is limited by the fact that non-payment of premiums will result in cancellation of the underlying insurance policy.

For a discussion of credit risk related to reinsurance see Note 6 to the consolidated financial statements.

Note 15.  Note Payable

On October 24, 1995 the Company obtained a bank loan in the amount of $12,000,000, for which the proceeds have been used primarily as additional capital for the insurance subsidiaries. The note accrues interest at the 90-day LIBOR rate plus 275 basis points, reduced to 250 basis points during 1997. Interest only was paid monthly through January 24, 1998. The first principal payment was due on the twenty-seventh monthly interest payment date and quarterly thereafter in the amount of $600,000 each payment. The entire unpaid principal balance, together with accrued interest thereon is due and payable on the loan maturity date of October 24, 2002.

The note was collateralized by the assignment of the capital stock of the Company's subsidiaries on October 24, 1995, as well as the execution of guaranty agreements between the bank and certain subsidiaries of the Company.

At December 31, 1999, the Company did not meet all of the financial ratio tests specified in its Credit Agreement with SouthTrust Bank and had therefore incurred an event of default under the terms of the Agreement. On March 17, 2000, the Company and SouthTrust agreed on modifications to the terms of the Credit Agreement to eliminate the event of default. In exchange for a principal reduction of $2 million, SouthTrust is waiving the applicability of certain financial ratios through December 31, 1999 and modifying the financial ratio requirements on a go-forward basis. The documents outlining the amendment to the Credit Agreement are currently under review by both parties. The remaining outstanding principal balance of the loan after the principal reduction payment will be $4.6 million. In the event that the parties do not execute the amendment, SouthTrust would have the right to call the loan.

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 15.  Note Payable (continued)

The following is a schedule of the expected annual principal payments:

                                    2000                      $4,400,000
                                    2001                      $2,800,000
                                                              ----------
                                                              $7,200,000
                                                              ==========

Loan acquisition costs are being amortized on a straight-line basis over the term of the loan and are included in the other asset section of the consolidated balance sheets.

                                                                              1999                   1998
                                                                           ----------             ----------
        Beginning Balance                                                  $  249,086             $  311,364
        Less annual amortization                                               62,278                 62,278
                                                                           ----------             ----------
        Net loan acquisition costs                                         $  186,808             $  249,086
                                                                           ==========             ==========

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

                                                                              1999                   1998
                                                                           ----------             ----------

        Balance at beginning of year                                      $29,106,729            $33,643,295
          Less reinsurance recoverables                                    17,688,861             17,720,613
                                                                           ----------             ----------
        Net balance at beginning of year                                   11,417,868             15,922,682
                                                                           ==========             ==========

        Incurred related to:
          Current year                                                     23,661,086             22,466,555
          Prior years                                                       3,945,636              3,469,432
                                                                           ----------             ----------
        Total incurred                                                     27,606,722             25,935,987
                                                                           ==========             ==========

        Paid related to:
           Current year                                                    14,876,274             15,927,843
           Prior years                                                     11,829,960             14,512,958
                                                                           ----------             ----------
        Total paid                                                         26,706,234             30,440,801
                                                                           ==========             ==========

        Net balance at end of year                                         12,318,356             11,417,868
        Reinsurance recoverables                                           13,706,562             17,688,861
                                                                           ----------             ----------
        Balance at end of year                                            $26,024,918            $29,106,729
                                                                           ==========             ==========

                  Mobile America Corporation and Subsidiaries

                   Notes to Consolidated Financial Statements

Note 17.   Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instrument for which it is practicable to estimate that value:

-      Cash and Short-term Investments
         The carrying amounts approximate fair value because of the short-term maturity of these investments.

-      Investment in Securities
         Fair values are based on quoted market prices or dealer quotes, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

-      Insurance Premium Receivable
         The carrying amount approximates fair value due to the short-term nature of the receivable.

-      Note Payable
         The interest rate on the note payable is reset monthly to reflect current market rates; consequently the carrying value of the note approximates fair value.


The carrying amounts and fair values of the Company's financial instruments at December 31,1999 and 1998 are presented below:


                                                                      1999                                1998
                                                        --------------------------------    --------------------------------
                                                           Carrying            Fair            Carrying            Fair
                                                             Value             Value             Value             Value
                                                        --------------    --------------    --------------    --------------
Cash and
short-term investments                                    $10,212,075       $10,212,075       $22,292,652       $22,292,652
Fixed maturities:
   Held to maturity                                                --                --        30,321,793        30,811,888
   Available for sale                                      30,961,617        30,961,617        26,409,987        26,409,987
Equity securities                                           1,606,128         1,606,128         1,509,606         1,509,606
Premiums receivable                                           789,274           789,274         3,974,909         3,974,909
Note payable                                                7,200,000         7,200,000         9,600,000         9,600,000

                                    Part III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2000 Annual Meeting of Shareholders.

Item 11.   Executive Compensation

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2000 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owner and Management

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2000 Annual Meeting of Shareholders.

Item 13.   Certain Relationships and Related Transactions

Incorporated herein by reference to the Company's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Form 10-K with respect to its 2000 Annual Meeting of Shareholders.


                                    III-1

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K

(a) 1.   Financial Statements

         The following financial statements are included in Part II, Item 8:                     Page


         Report of Independent Certified Public Accountants                                     II-10

         Consolidated Balance Sheets, December 31, 1999 and 1998                                II-11

         Consolidated Statements of Operations                                                  II-12
         Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Comprehensive Income                                        II-13
         Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Cash Flows                                                  II-14
         Years ended December 31, 1999, 1998 and 1997

         Consolidated Statements of Changes in Stockholders' Equity                             II-15
         Years ended December 31, 1999, 1998 and 1997

         Notes to Consolidated Financial Statements                                          II-16-39

2.       Financial Statements Schedules

         The following financial schedules are included in Part IV of this report:

         Schedule I.    Summary of Investments -
                        Other than Investments in Related Parties                             IV-7
                        December 31, 1999 and 1998

         Schedule II.   Condensed Financial Information of Registrant                         IV-8-10
                        Years ended December 31, 1999, 1998 and 1997

         Schedule III.  Supplementary Insurance Information                                   IV-11-13
                        Years ended December 31, 1999, 1998 and 1997

         Schedule IV.   Supplementary Insurance Information - Reinsurance                     IV-14
                        Years ended December 31, 1999, 1998 and 1997

         Schedule VI.   Supplementary Insurance Information -
                        Consolidated Property-Casualty Entities                               IV-15
                        Years ended December 31, 1999, 1998 and 1997

All other schedules are omitted as the required information is not applicable or the required information is otherwise presented in the financial statements or notes thereto.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K (continued)

3.   (a) Exhibits
                  3.3      (a)    The Articles of Incorporation and By-laws
                                  of the Company originally filed on Form S-1
                                  Registration Statement No. 2-42438, effective
                                  March 3, 1972 are hereby incorporated herein by reference.

                                  The Amendment to the Articles of
                                  Incorporation filed as Exhibit C to the
                                  Registrant's Form 10-Q for the quarter ended
                                  September 30, 1980 is also hereby
                                  incorporated herein by reference.

                                  The Amendment to the Articles of
                                  Incorporation filed as Exhibit 4 to the
                                  Registrant's Form 10-Q for the quarter ended
                                  September 30, 1987 is also hereby
                                  incorporated by reference.

                                  The Amendment to the Articles of
                                  Incorporation filed as Exhibit 4 to the
                                  Registrant's Form 10-Q for the quarter ended
                                  September 30, 1993 is also hereby
                                  incorporated by reference.

                           (b)    Bylaws, as amended May 24, 1999.(1)


                  10.      (a)    Shareholder Agreement dated as of May 24, 1999
                                  between the Registrant and Allan J. McCorkle and R. Lee Smith.(1)

                           (b) Consulting and Non-Competition Agreement dated as of May 24, 1999 between the Registrant and Allan J. McCorkle.(1)(2)

                           (c)    Form of Director Indemnification Agreement.
                                  (1)(2)

                           (d) Form of Agreement Regarding Severance and Change of Control.(1)(2)

                           (e) Employment Agreement dated as of July 20, 1999 between the Registrant and J. John Wortman.(2)

                           (f) Employment Agreement dated as of June 1, 1999 between the Registrant and Thomas J. McCorkle.(2)

                           (g)    Mobile America Corporation Incentive Plan.(2)

                           (h)    Form of Incentive Stock Option Agreement.(2)

                           (i) Promissory Note dated as of May 24, 1999 in the principal amount of $156,250 in favor of the Registrant from Arthur L. Cahoon.(2)

                           (j) Promissory Note dated as of July 20, 1999 in the principal amount of $275,000 in favor of the Registrant from Arthur L. Cahoon.(2)

                           (k) Management Stock Pledge Agreement dated as of May 24, 1999 between the Registrant and Arthur L. Cahoon.(2)

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8K (continued)

                           (l) Promissory Note dated as of July 20, 1999 in the principal amount of $412,500 in favor of the Registrant from J. John Wortman.(2)


                           (m) Management Stock Pledge Agreement dated as of July 20, 1999 between the Registrant and J. John Wortman.(2)

                  11.   Earnings Per Share Computations                    IV-4

                  21.   Subsidiaries of Registrant                         IV-5

                  23.   Consent of Cherry Bekaert & Holland, L.L.P.        IV-6

                  27    Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1999.

---------------
(1) Filed as an exhibit to the Registrant's Form 10-K/A for the year ended December 31, 1998, and incorporated herein by reference.

(2)  Management contract or remuneration plan.

Exhibit 11 Schedule of Computation of Earnings Per Share

See Note 8 to the consolidated financial statements.

Exhibit 3.21 Subsidiaries of Registrant

                                                                                           Percentage of
                                                                      Jurisdiction       Voting Securities
                                                                          Where              Owned by
         Name                                                          Organized         Immediate  Parent
         ----                                                         ------------       -----------------


Mobile America Corporation                                               Florida

Mobile America Insurance Group, Inc.                                     Florida                 100%

Fortune Insurance Company                                                Florida                 100%

Fortune Life Insurance Company                                           Arizona                 100%

Pegasus Insurance Company                                                Oklahoma                100%

Fortune Financial Corporation                                            Florida                 100%

Fortune Premium Finance, Inc.                                            Florida                 100%

All of the above subsidiaries are included in the Consolidated Financial Statements of the Registrant and its subsidiaries. All unnamed subsidiaries and other affiliates, when considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

Exhibit 3.23 Consent of Cherry Bekaert & Holland, L.L.P.










              CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




We hereby consent to the incorporation by reference into the Registration Statements (Nos. 333-10331 and 333-58587) on Form S-8 of Mobile America Corporation (the "Company") of our report dated March 17, 2000, with respect to the Company's consolidated balance sheets as of December 31, 1999 and 1998 and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999, which report appears in the Company's annual report on Form 10-K for the year ended December 31, 1999.


                                          /s/ Cherry, Bekaert & Holland, L.L.P.


Orlando, Florida
March 28, 2000

                                                                     Schedule I

                  Mobile America Corporation and Subsidiaries
               Summary of Investments - Other than Related Parties
                               December 31, 1999


                                                               Amount
                                                           which carried
                                                             in balance         Market
Consolidated                                   Cost            sheet            Value
--------------------------------------     -----------      -----------      -----------
Industrial Bonds                           $ 8,116,083      $ 8,002,973      $ 8,002,973
Municipal Bonds                             17,105,150       17,089,918       17,089,918
U. S. Government Bonds                       5,956,193        5,868,726        5,868,726
                                           -----------      -----------      -----------
         Total Bonds                        31,177,426       30,961,617       30,961,617
                                           -----------      -----------      -----------

Common Stock                                 1,191,588        1,413,332        1,413,332
Preferred Stock                                184,818          192,796          192,796
                                           -----------      -----------      -----------
         Total Stocks                        1,376,406        1,606,128        1,606,128
                                           -----------      -----------      -----------

Money Market Funds                           3,531,266        3,531,266        3,531,266
Industrial Bonds                             5,502,018        5,502,018        5,502,018
                                           -----------      -----------      -----------
         Total Short Term Investments        9,033,284        9,033,284        9,033,284
                                           -----------      -----------      -----------

         Total Investments                 $41,587,116      $41,601,029      $41,601,029
                                           ===========      ===========      ===========


                               December 31, 1999
                                                               Amount
                                                           which carried
                                                             in balance         Market
Consolidated                                   Cost            sheet            Value
--------------------------------------     -----------      -----------      -----------
Industrial Bonds                           $ 9,641,267      $ 9,750,254      $ 9,787,740
Municipal Bonds                             31,797,715       32,146,352       32,511,948
U. S. Government Bonds                      14,724,673       14,835,174       14,922,187
                                           -----------      -----------      -----------
         Total Bonds                        56,163,655       56,731,780       57,221,875
                                           -----------      -----------      -----------

Common Stock                                 1,201,530        1,303,020        1,303,020
Preferred Stock                                196,740          206,586          206,586
                                           -----------      -----------      -----------
         Total Stocks                        1,398,270        1,509,606        1,509,606
                                           -----------      -----------      -----------

Certificates of Deposit                     18,469,167       18,469,167       18,469,167
Industrial Bonds                             2,741,063        2,741,063        2,741,063
                                           -----------      -----------      -----------
         Total Short Term Investments       21,210,230       21,210,230       21,210,230
                                           -----------      -----------      -----------

         Total Investments                 $78,772,155      $79,451,616      $79,941,711
                                           ===========      ===========      ===========

                                                                    SCHEDULE II

                  Mobile America Corporation and Subsidiaries
                 Condensed Financial Information of Registrant
                           December 31, 1999 and 1998
                        Parent Company - Balance Sheets


                                         Assets
-----------------------------------------------------------------------------------------------
                                                                      1999               1998
                                                                -------------------------------
Cash                                                            $     65,272       $     15,782
Receivables:
   Accrued investment income                                          50,600             91,727
   Accounts receivable                                                46,085             70,859
   Income taxes recoverable                                          567,746            198,058
   Intercompany receivables                                        6,359,603          5,699,533
                                                                -------------------------------
         Total receivables                                         7,024,034          6,060,177
                                                                -------------------------------

Investments:
   Short-term investments                                          1,514,423          3,789,238
   Securities - held to maturity at
      Amortized cost                                                       0          3,399,666
   Securities - available for sale at market                       3,150,950          2,670,878
                                                                -------------------------------
         Total investments                                         4,665,373          9,859,782
                                                                -------------------------------

Investments in subsidiaries                                       20,577,879         29,516,015

Other assets                                                         227,779            287,439
Deferred income taxes                                                306,593            281,456
Equipment less accumulated depreciation                              183,849            375,436
                                                                -------------------------------
                                                                $ 33,050,779       $ 46,396,087
                                                                ===============================


                               Liabilities and Stockholders' Equity
-----------------------------------------------------------------------------------------------
Note payable                                                    $  7,200,000       $  9,600,000
Income taxes payable                                                       0                  0
Accrued expenses and other liabilities                               399,859            213,711
Intercompany payables                                              1,019,616          1,019,234
                                                                -------------------------------
         Total liabilities                                         8,619,475         10,832,945
                                                                -------------------------------

Stockholders' equity:
   Common stock                                                      198,610            191,110
   Capital in excess of par                                        5,185,092          4,348,842
   Net unrealized appreciation on
      Securities available for sale
      net of deferred taxes                                            9,182            448,444
   Treasury stock, at cost                                        (1,233,069)        (1,233,069)
   Stockholders' notes                                              (843,750)                 0
   Retained earnings                                              21,115,239         31,807,815
                                                                -------------------------------
         Total stockholders' equity                               24,431,340         35,563,142
                                                                -------------------------------
                                                                $ 33,050,779       $ 46,396,087
                                                                ===============================

Cash dividends paid by consolidated subsidiaries to parent              1999       $          0
                                                                        1998       $          0
                                                                        1997       $  2,489,378

                                                                    SCHEDULE II

                  Mobile America Corporation and Subsidiaries
                 Condensed Financial Information of Registrant
                  Years Ended December 31, 1999, 1998 and 1997
                   Parent Company - Statements of Operations


                                                    1999              1998             1997
                                               -----------------------------------------------
Revenues:
   Investment Income                           $   349,955       $   595,829       $   679,988
   Rental Income                                         0                 0                 0
   Other                                           721,395           728,927           758,589
   Realized gains                                    1,557             9,102           102,383
   Service fees                                    209,640           343,286           237,014
                                               -----------------------------------------------

         Total revenues                          1,282,547         1,677,144         1,777,974
                                               -----------------------------------------------

Expenses:
   General and administrative                    1,789,686         1,174,491           865,376
   Interest on note payable                        648,526           888,583         1,014,161
                                               -----------------------------------------------

         Total expenses                          2,438,212         2,063,074         1,879,537
                                               -----------------------------------------------

Loss before income taxes                        (1,155,665)         (385,930)         (101,563)


    Income tax benefit                            (364,688)         (209,825)          (92,802)
                                               -----------------------------------------------

Loss before equity in
   earnings of subsidiaries                       (790,977)         (176,105)           (8,761)

Equity (loss) in earnings of subsidiaries       (9,093,690)         (773,520)        6,054,046
                                               -----------------------------------------------
Net income (loss)                              ($9,884,667)      ($  949,625)      $ 6,045,285
                                               ===============================================

                                                                    SCHEDULE II

                  Mobile America Corporation and Subsidiaries
                 Condensed Financial Information of Registrant
                  Years Ended December 31, 1999, 1998 and 1997
                   Parent Company - Statements of Cash Flows


                                                            1999              1998              1997
                                                            ----              ----              ----
Cash Flows from Operating Activities:
   Net Income (loss)                                    ($9,884,667)      ($  949,625)      $ 6,045,285
   Adjustments to reconcile net income to net
      cash provided by operating activities:
         Gain on sale of investments                          1,557            (9,102)         (102,383)
         Provisions for depreciation                         24,188            30,469             6,500
         Equity in earnings (loss) of subsidiaries        9,093,690           773,520        (6,054,046)
         Decrease in accrued investment income               41,127            53,872            38,993
         Decrease (increase) in prepaid and
            other assets                                     84,434           211,222          (177,407)
         Decrease in intercompany balances                 (659,688)          993,623           463,650
         Net change in current income taxes                (369,688)         (411,908)          795,044
         Increase (decrease) in accrued
            expenses and other liabilities                  186,148            48,685            32,080
         Decrease (increase) in deferred taxes              (25,137)            1,490            29,632
                                                        -----------       -----------       -----------

         Net cash provided by operating activities       (1,508,036)          742,246         1,077,348
                                                        -----------       -----------       -----------

Cash Flows from Investing Activities:
   Dividends from subsidiaries                                    0                 0         2,489,378
   Investment in subsidiaries                              (537,465)                0                 0
   Net change in short term investments                   2,274,815         1,294,446        (2,858,511)
   Purchase of investments                                   (2,100)         (121,610)         (520,565)
   Proceeds from sale and maturity of investments         2,862,784         3,197,804         2,478,790
   Purchase (sale) of property and equipment                167,399          (207,329)          (16,631)
                                                        -----------       -----------       -----------

      Net cash provided by investing activities           4,765,433         4,163,311         1,572,461
                                                        -----------       -----------       -----------

Cash Flows from Financing Activities:
   Principal repayment, note payable                     (2,400,000)       (2,400,000)                0
   Purchase, sale  of treasury stock                              0            (3,666)         (162,754)
   Dividends paid to stockholders                          (807,907)       (2,492,629)       (2,474,416)
   Stock dividend, fractional shares                              0                 0              (663)
                                                        -----------       -----------       -----------

      Net cash used in financing activities              (3,207,907)       (4,896,295)       (2,637,833)
                                                        -----------       -----------       -----------
Net increase in cash                                         49,490             9,262            11,976

Cash, beginning of year
                                                             15,782             6,520            (5,456)
                                                        -----------       -----------       -----------
Cash, end of year                                       $    65,272       $    15,782       $     6,520
                                                        ===========       ===========       ===========

                                                                   Schedule III

                  Mobile America Corporation and Subsidiaries

                      Supplementary Insurance Information

                  Years Ended December 31, 1999, 1998 and 1997

                                                                                       Losses, Claims and Policy Acquisition Costs
                                                                                       -------------------------------------------

                                                              Premiums                                                Commissions
                                 ------------------------------------------------                                         and
                                  Unearned                  Unearned     Premiums        Losses          Losses        brokerage
                                  premiums       Net        premiums      earned      outstanding       incurred       incurred
                                  beginning    Premiums      end of       during         end of          during         during
Lines of Insurance                of period    Written       period       period         period          period         period
                                  ---------    --------      ------       ------         ------          ------         ------
Year ended December 31, 1997

Fortune Insurance Company
Homeowners                      $   739,609  $ 1,125,121  $   579,759  $ 1,284,971   $   549,356     $   484,418       $   391,120
Business Owners Package              77,049      223,125       69,383      230,791       308,601          34,832            49,439
Automobile Physical Damage        1,397,118    3,572,259    1,108,801    3,860,576     1,082,960       3,135,312           860,730
Automobile Liability             14,668,654   33,830,649   12,427,143   36,072,160    13,393,970      27,978,986         5,251,418
Other                                     0            0            0            0         4,085           1,676                 0
                                ------------------------  -----------  -----------   -----------     -----------       -----------

                                $16,882,430  $38,751,154  $14,185,086  $41,448,498   $15,338,972     $31,635,224       $ 6,552,707
                                ------------------------  -----------  -----------   -----------     -----------       -----------

Fortune Life Insurance Company
Individual Credit Life          $       369  $         0  $       230  $       139   $         0     $         0       $         0
Ordinary Life                        53,978      134,193       71,697      116,474        16,983          18,192            92,255
Accident and Health                       0            0            0            0             0               0                 0
                                ------------------------  -----------  -----------   -----------     -----------       -----------
                                $    54,347  $   134,193  $    71,927  $   116,613   $    16,983     $    18,192       $    92,255
                                ------------------------  -----------  -----------   -----------     -----------       -----------

Pegasus Insurance Company
Homeowners                      $   818,032  $ 3,612,626  $ 1,869,292  $ 2,561,366   $   497,642     $ 1,282,636       $   840,600
Business Owners Package                   0          487            0          487         3,408           1,162               287
Other Liability                      16,384       42,828       14,817       44,395        65,676          51,034            12,254
                                ------------------------  -----------  -----------   -----------     -----------       -----------

                                $   834,416  $ 3,655,941  $ 1,884,109  $ 2,606,248   $   566,726     $ 1,334,832       $   853,141
                                ------------------------  -----------  -----------   -----------     -----------       -----------

Eliminations                              0            0            0            0             0               0        (5,104,959)
                                ------------------------  -----------  -----------   -----------     -----------       -----------

Consolidated Totals             $17,771,193  $42,541,288  $16,141,122  $44,171,359   $15,922,681     $32,988,248       $ 2,393,144
                                ========================  ===========  ===========   ===========     ===========       ===========

                  Mobile America Corporation and Subsidiaries

                      Supplementary Insurance Information

                  Years Ended December 31, 1999, 1998 and 1997

                                                                                  Losses, Claims and Policy Acquisition Costs
                                                                                  -------------------------------------------
                                                     Premiums                                                  Commissions
                                 ------------------------------------------------                                  and
                                  Unearned                  Unearned     Premiums       Losses       Losses     brokerage
                                  premiums       Net        premiums      earned     outstanding    incurred    incurred
                                  beginning    Premiums      end of       during        end of       during      during
Lines of Insurance                of period    Written       period       period        period       period      period
                                  ---------    -------       ------       ------        ------       ------      ------
Year ended December 31, 1998

Fortune Insurance Company
Homeowners                      $   579,759  $ 1,540,202  $   504,807  $ 1,615,154  $   295,448  $   148,422  $   296,362
Business Owners Package              69,383      230,871       86,137      214,117       87,954     (343,327)      41,591
Automobile Physical Damage        1,108,801    3,106,511      979,717    3,235,595      678,058    1,729,175      690,489
Automobile Liability             12,427,143   22,000,457    7,152,478   27,275,122    9,904,582   22,946,772    6,658,831
Other                                     0            0            0            0        4,085        1,665            0
                                ------------------------  -----------  -----------  -----------  -----------  -----------
                                $14,185,086  $26,878,041  $ 8,723,139  $32,339,988  $10,970,127  $24,482,707  $ 7,687,273
                                ------------------------  -----------  -----------  -----------  -----------  -----------
Fortune Life Insurance Company
Individual Credit Life          $       230  $         0  $       230  $         0  $         0  $         0  $         0
Ordinary Life                        71,697       23,269        7,716       87,249       17,741       30,758       68,795
Accident and Health                       0            0            0            0            0            0            0
                                ------------------------  -----------  -----------  -----------  -----------  -----------
                                $    71,927  $    23,269  $     7,946  $    87,249  $    17,741  $    30,758  $    68,795
                                ------------------------  -----------  -----------  -----------  -----------  -----------

Pegasus Insurance Company
Homeowners                      $ 1,869,292  $ 2,339,532  $ 1,770,974  $ 2,437,850  $   308,659  $ 1,285,102  $   556,884
Business Owners Package                   0        6,128        4,486        1,642        6,372        2,964        2,682
Other Liability                      14,817       97,030       34,846       77,001      114,968      134,457       19,708
                                ------------------------  -----------  -----------  -----------  -----------  -----------
                                $ 1,884,109  $ 2,442,690  $ 1,810,306  $ 2,516,493  $   429,999  $ 1,422,523  $   579,274
                                ------------------------  -----------  -----------  -----------  -----------  -----------

Eliminations                              0            0            0            0            0            0      201,504
                                ------------------------  -----------  -----------  -----------  -----------  -----------
Consolidated Totals             $16,141,122  $29,344,000  $10,541,391  $34,943,730  $11,417,867  $25,935,988  $ 8,536,846
                                ========================  ===========  ===========  ===========  ===========  ===========

                  Mobile America Corporation and Subsidiaries

                      Supplementary Insurance Information

                  Years Ended December 31, 1999, 1998 and 1997

                                                                                              Losses, Claims and
                                                                                           Policy Acquisition Costs
                                                                                     -------------------------------------

                                                     Premiums                                                  Commissions
                                 ------------------------------------------------                                  and
                                  Unearned                  Unearned     Premiums       Losses       Losses     brokerage
                                  premiums       Net        premiums      earned     outstanding    incurred    incurred
                                  beginning    Premiums      end of       during        end of       during      during
Lines of Insurance                of period    Written       period       period        period       period      period
                                  ---------    -------       ------       ------        ------       ------      ------
Year ended December 31, 1999

Fortune Insurance Company
Homeowners                      $   504,807  $ 1,530,722  $ 1,001,879  $ 1,033,650  $   689,187  $   997,409  $   383,707
Business Owners Package              86,137      148,866       70,271      164,732      135,877       82,917       31,802
Automobile Physical Damage          979,717    3,336,522      781,750    3,534,489      439,385    2,338,017      614,660
Automobile Liability              7,152,478   21,368,598    6,328,576   22,192,500   10,040,673   22,461,220    6,606,164
Other                                     0            0            0            0            0            0            0
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                $ 8,723,139  $26,384,708  $ 8,182,476  $26,925,371  $11,305,122  $25,879,563  $ 7,636,333
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
Fortune Life Insurance Company
Individual Credit Life          $       230  $         0  $       400  ($      170) $         0  $         0  $         0
Ordinary Life                         7,716       37,325       13,859       31,182       18,477       40,835       24,445
Accident and Health                       0            0            0            0            0            0            0
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                $     7,946  $    37,325  $    14,259  $    31,012  $    18,477  $    40,835  $    24,445
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
Pegasus Insurance Company
Homeowners                      $ 1,770,974  $ 2,700,499  $ 1,822,176  $ 2,649,297  $   860,743  $ 1,607,044  $ 1,075,679
Business Owners Package               4,486       10,127        1,343       13,270       10,052        3,680        4,720
Other Liability                      34,846       90,741       30,054       95,533      123,962       50,600       20,461
Other                                     0       11,370        4,734        6,636            0       25,000        2,194
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                $ 1,810,306  $ 2,812,737  $ 1,858,307  $ 2,764,736  $   994,757  $ 1,686,324  $ 1,103,054
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------

Eliminations                              0            0            0            0            0            0   (1,969,318)
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------

Consolidated Totals             $10,541,391  $29,234,770  $10,055,042  $29,721,119  $12,318,356  $27,606,722  $ 6,794,514
                                ===========  ===========  ===========  ===========  ===========  ===========  ===========

                                                                    Schedule IV


                  Mobile America Corporation and Subsidiaries
                Supplementary Insurance Information - Reinsurance
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                                      Percentage
                                                    Ceded to          Assumed                          of Amount
                                      Gross           Other          From Other                         Assumed
                                     Amount         Companies        Companies        Net Amount        to Net
                                     ------         ---------        ---------        ----------      ----------
Year ended December 31, 1999
----------------------------

Life insurance in force           $ 2,125,000      $    13,000      $         0      $ 2,112,000     $         0
                                  ===========      ===========      ===========      ===========     ===========

Insurance premiums earned:
   Life insurance                 $    31,813      $       800      $         0      $    31,013     $         0
   Property and Casualty           65,763,138       36,073,032                0       29,690,106               0
                                  -----------      -----------      -----------      -----------     -----------
                                  $65,794,951      $36,073,832      $         0      $29,721,119     $         0
                                  ===========      ===========      ===========      ===========     ===========

Year ended December 31, 1998
----------------------------

Life insurance in force           $ 1,543,000      $    13,000      $         0      $ 1,530,000     $         0
                                  ===========      ===========      ===========      ===========     ===========

Insurance premiums earned:
   Life insurance                 $    88,023      $       774      $         0      $    87,249     $         0
   Property and Casualty           81,793,276       46,936,794                0       34,856,482               0
                                  -----------      -----------      -----------      -----------     -----------
                                  $81,881,299      $46,937,568      $         0      $34,943,731     $         0
                                  ===========      ===========      ===========      ===========     ===========

Year ended December 31, 1997
----------------------------

Life insurance in force           $ 8,949,000      $    13,000      $         0      $ 8,936,000     $         0
                                  ===========      ===========      ===========      ===========     ===========

Insurance premiums earned:
   Life insurance                 $   117,293      $       680      $         0      $   116,613     $         0
   Property and Casualty           91,968,284       47,913,538                0       44,054,746               0
                                  -----------      -----------      -----------      -----------     -----------
                                  $92,085,577      $47,914,218      $         0      $44,171,359     $         0
                                  ===========      ===========      ===========      ===========     ===========

                                                                    Schedule VI

                  Mobile America Corporation and Subsidiaries
                       Supplemental Insurance Information
                    Consolidated Property-Casualty Entities
                  Years Ended December 31, 1999, 1998 and 1997

                                                                                       Claim and Claim
                 Reserves for    Discount                                             Adjustment Expenses
    Deferred     Unpaid Claims   if any,                                               Incurred Related to
     Policy       and Claim    deducted in                                 Net           (1)         (2)
   Acquisition    Adjustment     previous   Unearned       Earned      Investment      Current      Prior
     Costs         Expenses      column     Premiums      Premiums       Income         Year        Years
------------------------------------------------------------------------------------------------------------

Year Ended December 31, 1999

     ($262,410)  $12,299,879       $0     $10,040,785   $29,690,106    $2,416,183    $23,620,251  $3,945,636


Year Ended December 31, 1998

   ($1,274,635)  $11,400,127       $0     $10,533,445   $34,856,481    $3,273,711    $22,435,796  $3,469,432


Year Ended December 31, 1997

     ($243,009)  $15,905,698       $0     $16,069,195   $44,054,746    $3,858,580    $36,833,718 ($3,863,662)



                         Paid
    Amortization       Claims
    of Deferred       and Claim
       Policy         Adjustment       Premium
 Acquisition Costs     Expenses        Written
------------------------------------------------



   $8,739,387       $26,666,135      $29,197,447




   $8,266,547       $30,410,801      $29,320,731




   $7,405,848       $37,105,090      $42,407,097

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MOBILE AMERICA CORPORATION
                                      ---------------------------------------
                                                      Company


March 29, 2000

                                  By:          /s/ J. John Wortman
                                    ------------------------------------------
                                                  J. John Wortman
                                       President and Chief Executive Officer


March 29, 2000
                                 By:          /s/ Mark P. Brockelman
                                    ------------------------------------------
                                                 Mark P. Brockelman
                                    Vice President and Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated.


By: /s/ Arthur L. Cahoon          Chairman of the Board,   March 29, 2000
----------------------------           and Director
     Arthur L. Cahoon

By: /s/ John Michael Garrity      Director                 March 29, 2000
----------------------------
     John Michael Garrity

By: /s/ Allan J. McCorkle         Director                 March 29, 2000
----------------------------
     Allan J. McCorkle

By: /s/ Holly J. McCorkle         Director                 March 29, 2000
----------------------------
     Holly J. McCorkle

By: /s/ Thomas J. McCorkle        Director                 March 29, 2000
----------------------------
     Thomas J. McCorkle

By: /s/ Thomas Edwin Perry        Director                 March 29, 2000
----------------------------
     Thomas Edwin Perry

By: /s/ R. Lee Smith              Director                 March 29, 2000
----------------------------
     R. Lee Smith

By: /s/ Robert Thomas III         Director                 March 29, 2000
----------------------------
     Robert Thomas III