Form 10-Q
period 2000-03-31
MOBILE AMERICA CORP
filed 2000-05-15
CIK 67199

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For quarter ended March 31, 2000                     Commission File No. 0-6764
                  --------------                                         ------

                           Mobile America Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Florida                                       59-1218935
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

10475-103 Fortune Parkway, Jacksonville, Florida                 32256
------------------------------------------------               ---------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code    (904) 363-6339
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

                                  Yes [X] . No [ ].

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

There were 7,467,542 shares of common stock, par value $.025 per share, outstanding as of the close of business on May 11, 2000.

                           Mobile America Corporation

                                     INDEX

                                                                                                    Page
Part I.  Financial Information

Item 1.  Financial Statements
         Unaudited Consolidated Balance Sheets                                                          3
         Unaudited Consolidated Statements of Operations                                                4
         Unaudited Consolidated Statements of Comprehensive Income                                      5
         Unaudited Consolidated Statements of Cash Flows                                                6
         Unaudited Consolidated Statements of Changes
             in Stockholders' Equity                                                                    7
         Notes to Financial Statements                                                               8-12

Item 2  Management's Discussion and Analysis
              of Financial Condition and Results of Operations                                      13-16

Item 3  Quantitative and Qualitative Disclosures About Market                                          16


Part II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K
         (a) List of Exhibits                                                                          17
         (b) Reports on Form 8-K                                                                       17


Signatures                                                                                             18

Exhibits                                                                                               19

                  Mobile America Corporation and Subsidiaries
                     Unaudited Consolidated Balance Sheets
                      March 31, 2000 and December 31, 1999

                  Assets                                                                2000             1999
-----------------------------------------------------------------------------------------------------------------
          Investments:
             Securities available for sale at fair
               value (amortized cost $17,724,421
               and $32,553,832)                                                     $ 17,715,479     $ 32,567,745

             Short-term investments                                                   11,088,702        9,033,284
                                                                                    -----------------------------

               Total investments                                                      28,804,181       41,601,029
                                                                                    -----------------------------

          Cash                                                                         5,421,267        1,178,791
          Receivables:

             Insurance premiums                                                          673,397          789,274
             Accrued investment income                                                   252,648          515,636
             Reinsurance, paid losses and other                                       13,618,481       12,314,049
             Reinsurance recoverable, unpaid losses                                   11,506,199       13,706,562
             Other receivables                                                            66,280          238,258
             Current income taxes                                                      1,597,889        1,979,781
                                                                                    -----------------------------

                Total receivables                                                     27,714,894       29,543,560
                                                                                    -----------------------------

          Deferred income tax                                                          7,622,346        6,724,450

          Ceded unearned premium                                                       6,999,018        8,320,995

          Deferred policy acquisition costs                                             (427,225)        (598,592)

          Property and equipment                                                       1,960,138        2,038,187

          Equity in pools and associations                                               943,131          943,130
          Other assets                                                                   360,187          400,124
                                                                                    -----------------------------
                                                                                    $ 79,397,937     $ 90,151,674
                                                                                    =============================

   Liabilities and Stockholders' Equity                                                 2000              1999
-----------------------------------------------------------------------------------------------------------------

          Insurance loss reserves, including
             life insurance policy benefits of
             $18,477 and $18,477                                                    $ 22,011,655     $ 26,024,918
          Unearned premium                                                            15,410,899       18,376,039
          Unearned fees                                                                   44,220           93,305
          Contractholders funds                                                        2,947,947        1,550,109
          Reinsurance funds withheld and
             balances payable                                                          5,404,415        7,129,761
          Claim payments outstanding                                                   2,522,572        3,039,004
          Accrued expenses and other liabilities                                       1,316,204        2,307,233
          Notes payable                                                                6,727,610        7,200,000
                                                                                    -----------------------------
                  Total liabilities                                                   56,385,522       65,720,369
                                                                                    -----------------------------

          Stockholders' equity:
          Common stock, $.025 par value per share
             Authorized - 18,000,000 shares
             Issued - 7,944,414 shares                                                   198,610          198,610

          Preferred stock, $.10 par value per share
             Authorized - 500,000 shares
             Issued and outstanding - none                                                     0                0

          Capital in excess of par value                                               5,185,092        5,185,092

          Accumulated other comprehensive income:
          Net unrealized appreciation on securities
             available for sale net of deferred
             income taxes of $0 and $4,730                                                (8,941)           9,182

          Treasury stock at cost, 476,872                                             (1,233,069)      (1,233,069)

          Shareholders' notes, 300,000 shares                                           (843,750)        (843,750)

          Retained earnings                                                           19,714,473       21,115,240
                                                                                    -----------------------------

                    Total stockholders' equity                                        23,012,415       24,431,305
                                                                                    -----------------------------

                                                                                    $ 79,397,937     $ 90,151,674
                                                                                    =============================

See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
                Unaudited Consolidated Statements of Operations
                     Quarters Ended March 31, 2000 and 1999

                                                                                        2000             1999
                                                                                    -----------------------------
          Revenues:
             Insurance premiums earned, net of
                premiums ceded of $4,971,402
                and $11,209,580                                                     $  5,653,720     $  8,432,645
             Fees earned                                                                 767,748        1,880,202
             Investment income                                                           472,994        1,001,581
             Other                                                                        44,430            7,453
             Net realized losses on investments                                         (403,897)          (8,091)
                                                                                    -----------------------------

                   Total revenues                                                      6,534,995       11,313,790
                                                                                    -----------------------------

          Expenses:
             Losses and loss adjustment expenses, net of
                reinsurance recoveries of $4,783,546
                and $8,545,738                                                         3,704,851        7,554,837
             Policy acquisition costs                                                  1,408,927         (239,260)
             Salaries and wages                                                        1,690,331        1,620,493
             General and administrative                                                1,872,677        1,508,547
             Interest on note                                                            151,753          178,767
                                                                                    -----------------------------

                   Total expenses                                                      8,828,539       10,623,384
                                                                                    -----------------------------

          Income before provision for income taxes                                    (2,293,544)         690,406
                                                                                    -----------------------------

          Provision and (benefit) for income taxes:
             Current                                                                           0          561,960
             Deferred                                                                   (893,167)        (405,949)
                                                                                    -----------------------------

                   Total provision for income taxes                                     (893,167)         156,011
                                                                                    -----------------------------

          Net income (loss)                                                         $ (1,400,377)    $    534,395
                                                                                    =============================

          Basic and diluted earnings (loss) per share:
          Net income (loss)                                                         $      (0.19)    $       0.07
                                                                                    =============================

          Weighted average number of shares of common
             stock outstanding                                                         7,467,542        7,167,542
                                                                                    =============================

          Dividends per share                                                       $       0.00     $       0.11
                                                                                    =============================


         See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
                  Unaudited Statements of Comprehensive Income
                     Quarters Ended March 31, 2000 and 1999


                                                                                        2000             1999
                                                                                    ------------     ------------

          Net income (loss)                                                         $ (1,400,377)    $    534,395
                                                                                    ------------     ------------

          Other comprehensive income:

          Unrealized gains (loss) on securities:
                  Unrealized holding (losses) arising
                  during period, net of taxes $(142,055)
                  and $(69,847)                                                         (284,695)        (135,585)

          Reclassification adjustment for realized losses
                   included in net income (loss), net of
                   taxes $137,325 and $3,014                                             266,572            5,850
                                                                                    ------------     ------------


          Other comprehensive income (loss)                                              (18,123)        (129,735)
                                                                                    ------------     ------------

          Comprehensive income (loss)                                               $ (1,418,500)    $    404,660
                                                                                    ============     ============


          See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
                Unaudited Consolidated Statements of Cash Flows
                     Quarters Ended March 31, 2000 and 1999

                                                                                         2000             1999
                                                                                    -----------------------------

          Cash Flows from Operating Activities:
             Net income (loss)                                                      $ (1,400,377)    $    534,395
          Adjustments to reconcile net income (loss) to
          net cash used in operating activities:
              Provision for depreciation                                                 126,998           94,141
              Loss on sale of investments                                                403,897            8,091
          Change in assets and liabilities:
              Insurance premiums receivable                                              115,877          342,961
              Accrued investment income and other receivables                            434,966          (58,271)
              Deferred policy acquisition costs                                         (171,367)        (663,791)
              Other assets                                                                39,937           19,175
              Insurance loss reserves                                                 (4,013,263)      (1,458,872)
              Unearned premium                                                        (2,965,140)       3,951,111
              Contractholder funds                                                     1,397,838       (8,048,944)
              Reinsurance funds held and balances payable                             (1,725,346)      (3,230,196)
              Claim payments outstanding                                                (516,432)       1,258,919
              Accrued expenses and other liabilities                                    (991,029)          79,043
              Current income taxes                                                       381,892          556,951
              Deferred income taxes recoverable                                         (893,166)        (405,949)
              Ceded unearned premium                                                   1,321,977          371,932
              Reinsurance receivable                                                     895,931        2,175,943
              Unearned fees                                                              (49,085)        (171,138)
                                                                                    -----------------------------
                  Net cash used in operating activities                               (7,605,892)      (4,644,499)
                                                                                    -----------------------------

          Cash Flows from Investing Activities:
             Net change in short term investments                                     (2,055,418)       2,660,484
             Purchase of investments                                                  (7,925,045)      (1,642,333)
             Proceeds from sale and maturity of investments                           22,350,560        4,887,460
             Purchase of property and equipment                                          (48,949)          (3,936)
                                                                                    -----------------------------
                 Net cash provided by investing activities                            12,321,148        5,901,675
                                                                                    -----------------------------

          Cash Flows from Financing Activities:
             Principal repayment, note payable                                          (600,000)        (600,000)
             Principal, note payable                                                     127,610                0
             Dividends paid to stockholders                                                 (390)        (783,110)
                                                                                    -----------------------------
                  Net cash used in financing activities                                 (472,780)      (1,383,110)
                                                                                    -----------------------------

          Net increase (decrease) in cash                                              4,242,476         (125,934)
          Cash, beginning of period                                                    1,178,791        1,082,422
                                                                                    -----------------------------
          Cash, end of period                                                       $  5,421,267     $    956,488
                                                                                    =============================

          See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                     Quarters Ended March 31, 2000 and 1999

                                                                                          2000            1999
                                                                                    -----------------------------

          Common stock:
                        No change during period                                     $    198,610     $    191,110
                                                                                    -----------------------------

          Preferred stock
                        No change during period                                                0                0
                                                                                    -----------------------------

          Capital in excess of par value:
                        No change during period                                        5,185,092        4,348,842
                                                                                    -----------------------------

          Accumulated other comprehensive income:
          Net unrealized appreciation (depreciation) on
           securities available for sale:
                       Balance at beginning of period                                      9,182          448,444
                       Increase (decrease)                                               (22,853)        (196,569)
                       Deferred taxes on unrealized gains                                  4,730           66,835
                                                                                    -----------------------------
                       Balance at end of period                                           (8,941)         318,710
                                                                                    -----------------------------

          Treasury stock:
                        No change during period                                       (1,233,069)      (1,233,069)
                                                                                    -----------------------------

          Shareholders' notes:
                        No change during period                                         (843,750)               0
                                                                                    -----------------------------

          Retained earnings:
              Balance beginning of period (restated for 1999)                         21,115,240       31,807,815
              Net income (loss)                                                       (1,400,377)         534,395
              Cash dividends $0 and $.11 per share                                          (390)        (783,110)
                                                                                    -----------------------------
                       Balance at end of period                                       19,714,473       31,559,100
                                                                                    -----------------------------

          Total stockholders' equity at end of period                               $ 23,012,415     $ 35,184,693
                                                                                    =============================

See notes to consolidated financial statements.

                  Mobile America Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at March 31, 2000 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Mobile America Corporation 1999 10-K.

Certain amounts in prior years' financial statements have been reclassified to conform to the 2000 presentation.

Note 2.  Prior Period Adjustment

Beginning retained earnings for the quarter ended March 31, 1999 has been restated to correct an error in applying the minimum ceding commission rate on one of Fortune Insurance Company's quota share reinsurance agreements during 1996. The impact of this adjustment was reported in the Company's 1999 10-K Report.

Previously reported beginning retained earnings of $32,804,098 has been reduced by $996,283 in the accompanying financial statements.

                  Mobile America Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 3.  Earnings Per Share

Basic earning per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of options using the treasury stock method.

                                                                                   March 31, 2000    March 31, 1999
                                                                                   --------------    --------------
          Numerator:
          Income (loss) available to common shareholders                            $ (1,400,377)    $    534,395
                                                                                    ============     ============

          Denominator:
            Basic earnings per share
            Weighted average shares                                                    7,467,542        7,167,542

          Effect of dilution:
            Employee stock options                                                             0                0
                                                                                    ------------     ------------

          Diluted earnings per share, adjusted for weighted
            average shares and assumed conversions                                     7,467,542        7,167,542
                                                                                    ============     ============

          Basic earnings (loss) per share                                           $      (0.19)    $       0.07
                                                                                    ============     ============

          Diluted earnings (loss) per share                                         $      (0.19)    $       0.07
                                                                                    ============     ============

                  Mobile America Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 4.  Business Segments

The Company and its subsidiaries operate exclusively in Florida within principally six business segments: automobile insurance, excess surplus lines property insurance, fee for service administration, premium finance, corporate and other miscellaneous. The automobile insurance segment sells personal lines automobile insurance through independent insurance agents primarily in south Florida. The excess surplus lines segment writes specialized property insurance coverage. The fee for service segment contracts as a servicing carrier for the Florida Residential Property and Casualty Joint Underwriting Association, the Florida Automobile Joint Underwriting Association and as a subcontractor for Policy Management Systems Corporation performing various underwriting and claims administration services for a fee. This segment is currently in run-off. The premium finance segment finances policies written through the Company's insurance subsidiaries; the operating activities of this segment have been transferred to a third party under a joint venture agreement. The corporate segment includes home office revenues and assets that are not specific to any particular segment. The other category is attributable to a life insurance company and other small inactive companies that do not meet the quantitative thresholds for a separate segment.

Management evaluates performance and allocates assets based on the separate entities owned by the Company. The reportable segments are business units that offer different products or services. The reportable segments are each managed separately. The following schedule presents segment revenues and profit before taxes for the three months ended March 31,2000 and 1999 and assets by operating segment at March 31, 2000 and 1999. The reconciling items for revenues and assets include adjusting available for sale securities to market value and the reclassification of reinsurance recoverable balances and the elimination of intercompany holdings.

                  Mobile America Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 4.  Business Segments (continued)

                                                                                         March 31,2000        March 31,1999
                                                                                        ---------------      ---------------
          Segment revenues:

          Automobile insurance                                                          $     5,405,688      $     9,333,842
          Excess and surplus lines insurance                                                    812,531              899,490
          Fee for service                                                                        69,297              636,235
          Corporate                                                                             355,187              342,074
          Premium finance                                                                        74,201              191,897
          Other                                                                                   9,833               54,570
                                                                                        ---------------      ---------------
               Total segment revenues                                                   $     6,726,737      $    11,458,108

          Intercompany eliminations                                                            (191,742)            (144,318)
                                                                                        ---------------      ---------------
               Total consolidated revenues                                              $     6,534,995      $    11,313,790
                                                                                        ===============      ===============

          Segment profit (loss) before taxes:

          Automobile insurance                                                          $    (1,951,391)     $        26,770
          Excess and surplus lines insurance                                                    (82,841)             297,794
          Fee for service                                                                       (96,605)             298,703
          Corporate                                                                            (170,929)             (57,247)
          Premium finance                                                                        28,069              102,776
          Other                                                                                 (19,847)              21,610
                                                                                        ---------------      ---------------
               Total consolidated profit (loss) before taxes                            $    (2,293,544)     $       690,406
                                                                                        ===============      ===============

          Segment assets:

          Automobile insurance                                                          $    49,018,511      $    70,533,184
          Excess and surplus lines insurance                                                 11,875,393           10,036,245
          Fee for service                                                                     1,667,118            6,131,072
          Corporate                                                                          29,425,964           33,519,536
          Premium finance                                                                       819,289            3,390,876
          Other                                                                               1,665,942            3,217,657
                                                                                        ---------------      ---------------
               Total segment assets                                                     $    94,472,217      $   126,828,570

          GAAP adjustments & reclassifications                                               44,381,411           30,792,589
          Intercompany Eliminations                                                         (59,455,691)         (41,623,102)
                                                                                        ---------------      ---------------
               Total consolidated segment assets                                        $    79,397,937      $   115,998,057
                                                                                        ===============      ===============

                  Mobile America Corporation and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 5.  Regulatory Restrictions

The Company's Fortune Insurance Company subsidiary ("Fortune") ended 1999 with statutory surplus (equity) of $3.5 million. This is significantly below the National Association of Insurance Commissioners Authorized Control Level Risk Based Capital requirement of $7.2 million, placing Fortune in the Mandatory Control Level category. In February 2000 the Company contributed $3.9 million in cash and high-grade bonds to Fortune, increasing its surplus to $7.4 million and placing it at the Regulatory Action Level. In accordance with the requirements of the Regulatory Action Level, Fortune is working with the Florida Department of Insurance to prepare a Risk-Based Capital plan which will outline the steps it will take to further strengthen its surplus and remove it from the Regulatory Action Level. Further changes to surplus since then include an additional contribution of $1.8 million in cash in the first quarter, Fortune's first quarter loss, and inclusion of the prior period adjustment discovered in March after the statutory financial statements had been filed (discussed in Note 2 to the financial statements), resulting in a reported statutory surplus of $5.9 million in Fortune's first quarter statutory financial statements filed with the Florida Department of Insurance. In early April the Company made a further contribution to Fortune's surplus in the amount of $2.5 million, bringing its surplus up to $8.4 million.

Note 6. Subsequent Events

Because of its negative cash flow from operations, the Company incurred an event of default at December 31, 1999 under the terms of its Credit Agreement with SouthTrust Bank. On March 17, 2000 the Company and SouthTrust agreed on modifications to the terms of the Credit Agreement to eliminate the event of default. In exchange for a principal reduction of $2 million, SouthTrust waived the applicability of certain financial ratios through December 31, 1999 and modified the financial ratio requirements on a go-forward basis. The Company does not anticipate any future events of default. In early April both parties completed their review of the terms of the amendment and the Company made the principal reduction payment of $2 million. The amendment was executed on April 11, 2000.

Effective April 1, 2000, the Company has reduced the amount of private passenger automobile business ceded to reinsurers from 60% to 40%.

Item 2.  Management's Discussion and Analysis
           of Financial Condition and Results of Operations

Forward-Looking Statements

Statements made in this Form 10-Q, including those relating to future cash flow, arbitration proceedings, the adequacy of loss reserves, increasing business volume and increasing revenue are forward-looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may use words such as "believes", "expects", "intends", "may", "will", "should", "anticipates", or the negative forms of those words, and describe strategies, goals and expectations of future results involving risks and uncertainties which may cause actual results to differ materially from those set forth. Among other things, the increase in future cash flow is based upon expectations that current trends in new business volume and claims settlement that the Company is experiencing will continue; the Company's opinion on the settlement of arbitration proceedings is based upon facts as it knows and interprets them; the adequacy of loss reserves is based upon extrapolations of current experience which may or may not be repeated in the future; expectations of increasing business volume are based upon current volume trends; and estimates of increasing revenue are based upon the Company's expectation that it will be able to maintain its volume momentum and pricing structure. In addition to the factors set forth elsewhere in this Form 10-Q, the economic, competitive, governmental, weather-related and other factors identified in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission could affect the forward looking statements contained in this Form 10-Q. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Condition

During the first quarter of 2000 the Company continued to experience cash outflow to pay claims which exceeded cash inflow from new business. The Company reduced its investment and cash holdings by approximately $8.6 million during the first quarter, primarily to fund this shortfall. The Company's volume of new business, which had been declining for several years, stopped declining at the end of 1999 and has been steadily increasing throughout 2000. Cash flow from operations is anticipated to turn positive within the next several months.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)

The Company has historically reinsured a substantial portion of its private passenger automobile insurance business, including approximately 75% of such business in 1998 and 60% of such business in 1999 and the first quarter of 2000. At March 31, 2000, the Company has receivables from reinsurers related to paid losses totaling approximately $13.6 million. Since early 1999 the Company has been engaged in an arbitration proceeding with a reinsurer over the wording of a reinsurance treaty which had terminated in 1995. The Company expects that the arbitration proceeding will be concluded later this year, and while it cannot be assured of a full recovery, believes that it is owed the full $3.3 million recorded on its books as a receivable. On December 29, 1999 the Company was notified by another reinsurer that the reinsurer was denying a payment request by the Company for $7.8 million of the Company's receivable balance from the reinsurer. The Company and its legal and reinsurance advisors firmly believe that it is owed the full amount of the receivable and has initiated an arbitration proceeding against the reinsurer. The Company intends to vigorously pursue recovery of the amount owed, as well as interest and damages.

During the first quarter of 2000 the Company continued to monitor its level of loss reserves established to cover future claims. The Company believes that through the significant reserve strengthening undertaken in 1999 and the continued monthly monitoring of a) the number of new claims and b) the dollar amount of payments made to settle existing claims that it has established and is maintaining adequate reserves for future losses.

The Company's Fortune Insurance Company subsidiary ("Fortune") ended 1999 with statutory surplus (equity) of $3.5 million. This is significantly below the National Association of Insurance Commissioners Authorized Control Level Risk Based Capital requirement of $7.2 million, placing Fortune in the Mandatory Control Level category. In February 2000 the Company contributed $3.9 million in cash and high-grade bonds to Fortune, increasing its surplus to $7.4 million and placing it at the Regulatory Action Level. In accordance with the requirements of the Regulatory Action Level, Fortune is working with the Florida Department of Insurance to prepare a Risk-Based Capital plan which will outline the steps it will take to further strengthen its surplus and remove it from the Regulatory Action Level. Further changes to surplus since then include an additional contribution of $1.8 million in cash in the first quarter, Fortune's first quarter loss, and inclusion of the prior period adjustment discovered in March after the statutory financial statements had been filed (discussed in Note 2 to the financial statements), resulting in a reported statutory surplus of $5.9 million in Fortune's first quarter statutory financial statements filed with the Florida Department of Insurance. In early April the Company made a further contribution to Fortune's surplus in the amount of $2.5 million, bringing its surplus up to $8.4 million.

Results of Operations

Net earned premiums of $5.7 million for the first quarter of 2000 were down 33% from the first quarter of 1999, driven by the decline throughout 1999 of new business volume. The Company wrote 23,000 new private passenger automobile policies in the first quarter of 2000 compared with 45,000 policies in the first quarter of 1999.

In September of 1999 the Company instituted a complete review of its independent agency base and began canceling agents who were producing policy volume with unacceptable loss ratios. As a result of this initiative the Company has reduced the number of independent agents through which it writes business from approximately 1,700 to approximately 550. Fewer agents writing business results in fewer policies written which translates to reduced net earned premium.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)

New business volume from March 1, 2000 through the first week in May has averaged just under 10,000 policies per month, which is a substantial increase from late 1999 and early 2000. This increase in volume will have a positive impact on net earned premiums in subsequent quarters as premium is earned on a pro-rata basis over the life of the policies.

Fee income during the first quarter of 2000 was down over $1.1 million from the first quarter of 1999. The decline in new business volume accounted for half of the decline, as the Company collects a fee for each new policy written. New policy fee income will increase as new business volume increases. In addition, during the fall of 1999 the Company stopped servicing new policies for both the Florida Residential and Auto Joint Underwriting Associations as those books of business became too small to profitably service. Income for servicing remaining existing policies shrank to $78,000, compared to $569,000 during the first quarter of 1999 and will disappear by the end of 2000.

Investment income was down more than 50% from the first quarter of 1999 as investments have been liquidated to meet cash flow needs for paying claims. As its business volume now grows, the Company anticipates that its net cash flow will soon turn positive. Positive net cash flow will be used to increase investment holdings and generate increasing levels of investment income.

During the first quarter the Company incurred losses on the sale of investments as it liquidated them to meet cash flow needs and repositioned its investment assets to increase future yields. Historically, the Company had been a substantial investor in tax-free municipal bonds but is realigning its portfolio into taxable securities as it looks to utilize its tax loss carryforwards.

The Company's loss and loss adjustment expense was down $3.8 million from the same period a year ago, reflecting the reduced volume of business.

Policy acquisition costs were $1.6 million higher in the first quarter of 2000 compared to the first quarter of 1999. These costs represent the commissions paid by the Company to its agents, offset by ceding commission credits received by the Company from its reinsurers. Ceding commission credits adjust over time depending upon changes in loss ratios of the underlying business ceded. An unusually high level of ceding commission credits was recorded in the first quarter of 1999 related to an unusually high level of direct written premium. The first quarter of 1999's $200,000 credit in policy acquisition costs is not indicative of typical levels.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)

On February 2, 2000, the Company terminated 35 employees in a reduction in force. The employees terminated represented approximately $800,000 in salary and employee benefit costs on an annualized basis. Severance costs related to the reduction in force were less than $100,000 and have been recorded in the quarter ended March 31, 2000.


Subsequent events

Because of its negative cash flow from operations, the Company incurred an event of default at December 31, 1999 under the terms of its Credit Agreement with SouthTrust Bank. On March 17, 2000 the Company and SouthTrust agreed on modifications to the terms of the Credit Agreement to eliminate the event of default. In exchange for a principal reduction of $2 million, SouthTrust waived the applicability of certain financial ratios through December 31, 1999 and modified the financial ratio requirements on a go-forward basis. The Company does not anticipate any future events of default. In early April both parties completed their review of the terms of the amendment and the Company made the principal reduction payment of $2 million. The amendment was executed on April 11, 2000.

Effective April 1, 2000, the Company has reduced the amount of private passenger automobile business ceded to reinsurers from 60% to 40%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of potential loss in fair value of financial instruments arising from adverse fluctuations in interest rates, market rates and prices, foreign currency exchange rates, and other relevant market rate or price changes.

The Company's exposure to market risk in interest rates is concentrated in its investment portfolio and to a lesser extent in its debt obligation. There have been no material changes in the Company's exposure to market risk since December 31, 1999.

                                    Part II

                               OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

11.  Unaudited computations of earnings per share.
27.  Financial Data Sheet (for SEC use only)

(b) Reports on Form 8K

On April 18, 2000, the Company filed a Current Report on Form 8-K reporting that it had changed its certifying accountants from Cherry, Bekaert & Holland, LLP to KPMG LLP. The change was not as a result of any disagreement with Cherry, Bekaert & Holland, LLP over the scope or results of any of their audit work.

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            MOBILE AMERICA CORPORATION
                                     -----------------------------------------
                                                    Registrant


May 15, 2000                         By/s/        Mark P. Brockelman
-----------                              -------------------------------------
   Date                                           Mark P. Brockelman
                                     Vice President and Chief Financial Officer