Form 10-Q
period 2000-06-30
MOBILE AMERICA CORP
filed 2000-08-14
CIK 67199

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For quarter ended June 30, 2000                      Commission File No. 0-6764
                  -------------                                          ------

                             Fortune Financial, Inc.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                    59-1218935
---------------------------------            -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


10475-103 Fortune Parkway, Jacksonville, Florida                          32256
-------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code   (904) 363-6339
                                                   --------------------


                           Mobile America Corporation
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


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

                     (APPLICABLE ONLY TO CORPORATE ISSUERS)

There were 7,467,542 shares of common stock, par value $.025 per share, outstanding as of the close of business on August 10, 2000.

                             Fortune Financial, Inc.

                                      INDEX

                                                                           Page

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements
           Unaudited Consolidated Balance Sheets                              3
           Unaudited Consolidated Statements of Operations                    4
           Unaudited Consolidated Statements of Comprehensive Income          5
           Unaudited Consolidated Statements of Cash Flows                    6
           Unaudited Consolidated Statements of Changes
               in Stockholders' Equity                                        7
           Notes to Financial Statements                                   8-12

Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations           13-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17


Part II.  Other Information
---------------------------

Item 4.  Submission of Matters to a Vote of Security Holders                 18

Item 6.  Exhibits and Reports on Form 8-K
           (a) List of Exhibits                                              18
           (b) Reports on Form 8-K                                           18


Signatures                                                                   19
----------


Exhibits                                                                     20
--------

                    Fortune Financial, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999

                 Assets                              2000               1999
-------------------------------------------------------------------------------

Investments:

   Securities available for sale at fair value
     (amortized cost $19,848,755
      and $32,553,832)                           $ 19,707,522      $32,567,745

   Short-term investments                           3,469,737        9,033,284
                                                  ----------------------------

     Total investments                             23,177,259       41,601,029
                                                  ----------------------------

Cash                                                4,713,255        1,178,791

Receivables:
   Insurance premiums                                 370,557          789,274
   Accrued investment income                          347,017          515,636
   Reinsurance, paid losses and other              14,849,326       12,314,049
   Reinsurance recoverable, unpaid losses          10,075,622       13,706,562
   Other receivables                                   58,350          238,258
   Current income taxes                             1,597,889        1,979,781
                                                  -----------------------------

      Total receivables                            27,298,761       29,543,560
                                                  -----------------------------

Deferred income tax                                 9,774,432        6,724,450

Ceded unearned premium                              8,793,607        8,320,995

Deferred policy acquisition costs                    (377,162)        (598,592)


Property and equipment                              1,911,285        2,038,187

Equity in pools and associations                      943,131          943,130

Other assets                                          376,050          400,124
                                                  ----------------------------


                                                  $76,610,618      $90,151,674
                                                  ============================

See notes to consolidated financial statements.

                    Fortune Financial, Inc. and Subsidiaries
                      Unaudited Consolidated Balance Sheets
                       June 30, 2000 and December 31, 1999

        Liabilities and Stockholders' Equity           2000             1999
 ------------------------------------------------------------------------------

Insurance loss reserves, including life insurance
    policy benefits of $18,477 and $18,477        $20,493,433      $26,024,918
Unearned premium                                   20,181,482       18,376,039
Unearned service fees                                   8,945           93,305
Contractholders funds                               1,168,597        1,550,109
Reinsurance funds withheld and
    balances payable                                6,305,852        7,129,761
Claim payments outstanding                          2,992,765        3,039,004
Accrued expenses and other liabilities              1,969,162        2,307,233
Notes payable                                       4,125,436        7,200,000
                                             ----------------------------------

         Total liabilities                         57,245,672       65,720,369
                                             ----------------------------------

Stockholders' equity:
Common stock, $.025 par value per share
    Authorized - 18,000,000 shares
    Issued - 7,944,414 shares                         198,610          198,610

Preferred stock, $.10 par value per share
    Authorized - 500,000 shares
    Issued and outstanding - none                           0                0

Capital in excess of par value                      5,185,092        5,185,092


Accumulated other comprehensive income:
Net unrealized appreciation (depreciation)
    on securities available for sale net of
    deferred income taxes of $0 and $4,730           (143,104)           9,182

Treasury stock at cost, 476,872 shares             (1,233,069)      (1,233,069)

Shareholders' notes, 300,000 shares                  (843,750)        (843,750)

Retained earnings                                  16,201,167       21,115,240
                                             ----------------------------------

           Total stockholders' equity              19,364,946       24,431,305
                                             ----------------------------------
                                                  $76,610,618      $90,151,674
                                             ==================================

See notes to consolidated financial statements.




                   Fortune Financial, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Operations
 Quarters ended June 30, 2000 and 1999, Six Months Ended June 30, 2000 and 1999

                                               Quarters Ended June 30             Six Months Ended June 30
                                                2000           1999                  2000           1999
                                            -----------------------------       ------------------------------
Revenues:
  Insurance premiums earned net of
    premiums ceded of $5,135,867, $9,483,587,
    $10,107,269 and $20,693,167                $5,643,879     $7,565,290           $11,297,599    $15,997,935
  Service fees earned                             843,566      1,430,199             1,611,314      3,310,401
  Investment income                               443,576        919,077               916,570      1,920,658
  Other                                           113,336          7,476               157,766         14,929
  Net realized gains(losses) on investments       136,068         65,397              (267,829)        57,306
                                            -----------------------------       ------------------------------
        Total revenues                          7,180,425      9,987,439            13,715,420     21,301,229
                                            -----------------------------       ------------------------------


Expenses:
  Losses and loss adjustment expenses, net of
     reinsurance recoveries of $4,146,494,
     $12,933,684, $8,930,040 and
     $21,479,422                                7,500,605      8,951,509            11,205,456     16,506,346
  Policy acquisition costs                      1,149,021      3,625,641             2,557,948      3,386,381
  Salaries and wages                            1,588,634      1,730,073             3,278,965      3,350,566
  General and administrative expenses           2,501,932      2,154,073             4,374,609      3,662,620
  Interest expense                                105,625        163,616               257,378        342,383
                                            -----------------------------       ------------------------------
        Total expenses                         12,845,817     16,624,912            21,674,356     27,248,296
                                            -----------------------------       ------------------------------


Income (loss) before provision for income
  taxes                                        (5,665,392)    (6,637,473)           (7,958,936)    (5,947,067)
                                            -----------------------------       ------------------------------

Provision and (benefit) for income taxes:
  Current                                               0     (2,493,871)                    0     (1,931,911)
  Deferred                                     (2,152,086)      (106,867)           (3,045,253)      (512,816)
                                            -----------------------------       ------------------------------

    Total provision (benefit) for
      income taxes                             (2,152,086)    (2,600,738)           (3,045,253)    (2,444,727)
                                             -----------------------------       ------------------------------


Net income (loss)                              ($3,513,306)   ($4,036,735)          ($4,913,683)   ($3,502,340)
                                             =============================       ==============================

Basic and diluted earnings (loss) per share:
Net income (loss)                                  ($0.47)        ($0.56)               ($0.66)        ($0.49)
                                             =============================       ==============================


Dividends per share                                  $0.00          $0.00                $0.00          $0.11
                                             =============================       ==============================

See notes to consolidated financial statements.

                                       -4-



                    Fortune Financial, Inc. and Subsidiaries
                  Unaudited Statements of Comprehensive Income
Quarters Ended June 30, 2000 and 1999 and Six Months Ended June 30, 2000 and 1999



                                                    Quarters Ended June 30            Six Months Ended June 30
                                                    2000              1999             2000              1999
                                               ---------------   ---------------  ---------------   ---------------


Net income (loss)                                ($3,513,306)     ($4,036,735)     ($4,913,683)      ($3,502,340)
                                                -------------   --------------   --------------    --------------

Other comprehensive income:

Unrealized gains (losses) on securities:
        Unrealized holding gains (losses)
        arising during period net of taxes
        $6,863, $(82,113), $(138,232) and
        $(151,960)                                  (129,783)        (159,397)        (411,438)         (294,982)
Reclassification adjustment for (gain) losses
         included in net income (loss) net of
         taxes $6,863, $(13,107), $133,502
         and $(10,093)                                (4,380)         (25,443)         259,152           (19,593)
                                                 ------------   --------------   --------------    --------------

Other comprehensive income (loss)                   (134,163)        (184,840)        (152,286)         (314,575)
                                                 ------------   --------------   --------------    --------------

Comprehensive income (loss)                      ($3,647,469)     ($4,221,575)     ($5,065,969)      ($3,816,915)
                                                 ============   ==============   ==============    ==============


See notes to consolidated financial statements.




                    Fortune Financial, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2000 and 1999

                                                                    2000           1999
                                                               -----------------------------
Cash Flows from Operating Activities:
   Net income (loss)                                             ($4,913,683)    ($3,502,340)
   Adjustments to reconcile net income (loss) to
    net cash used in operating activities:
   Provision for depreciation                                        260,213         188,409
   Loss (gain) on sale of investments                                267,829         (57,306)
   Change in assets and liabilities:
     Insurance premiums receivable                                   418,717         388,998
     Accrued investment income and other receivables                 348,527         349,249
     Deferred policy acquisition costs                              (221,430)     (1,163,222)
     Prepaid expenses and other assets                                24,074          35,542
     Insurance loss reserves                                      (5,531,485)      1,957,964
     Unearned premium                                              1,805,443         450,886
     Contractholder funds                                           (381,512)     (9,643,041)
     Reinsurance funds held and balances payable                    (823,909)     (3,523,201)
     Claim payments outstanding                                      (46,239)      1,598,856
     Accrued expenses                                               (338,071)        (86,133)
     Current income taxes                                            381,892      (1,236,326)
     Deferred income taxes                                        (3,049,982)       (512,816)
     Ceded unearned premium                                         (472,612)      2,990,791
     Reinsurance receivable                                        1,095,663      (1,968,671)
     Unearned service fees                                           (84,360)       (254,340)
                                                               -----------------------------
            Net cash used in operating activities                (11,260,925)    (13,986,701)
                                                               -----------------------------

Cash Flows from Investing Activities:
   Net change in short term investments                            5,563,547       9,593,600
   Purchase of investments                                       (13,175,586)     (4,222,339)
   Proceeds from sale and maturity of investments                 25,615,303      11,088,492
   Purchase of property and equipment                               (133,311)       (113,240)
                                                               -----------------------------
            Net cash provided by investing activities             17,869,953      16,346,513
                                                               -----------------------------

Cash Flows from Financing Activities:
   Principal payment, note payable                                (3,200,000)     (1,200,000)
   Principal, note payable                                           125,436               0
   Dividends paid to stockholders                                          0        (783,110)
                                                               -----------------------------
            Net cash used in financing activities                 (3,074,564)     (1,983,110)
                                                               -----------------------------

Net change in cash                                                 3,534,464         376,702

Cash, beginning of period                                          1,178,791       1,082,422
                                                               -----------------------------

Cash, end of period                                               $4,713,255      $1,459,124
                                                               =============================

See notes to consolidated financial statements.


                    Fortune Financial, Inc. and Subsidiaries
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                     Six Months Ended June 30, 2000 and 1999

                                                           2000         1999
                                                       -------------------------
Common stock:
          No change during period                        $198,610      $191,110
                                                       -------------------------

Preferred stock:
          No change during period                               0             0
                                                       -------------------------

Capital in excess of par value:
          No change during period                       5,185,092     4,348,842
                                                       -------------------------

Accumulated other comprehensive income:
Net unrealized appreciation (depreciation)
 on securities available for sale:
          Balance at beginning of period                    9,182       448,444
          Increase (decrease)                            (157,016)     (476,628)
          Deferred taxes on unrealized gains                4,730       162,054
                                                       -------------------------

          Balance at end of period                       (143,104)      133,870
                                                       -------------------------

Treasury stock:
          No change during period                      (1,233,069)   (1,233,069)
                                                       -------------------------

Shareholders' notes:
          No change during period                        (843,750)            0
                                                       -------------------------

Retained earnings:
          Balance at beginning of period, restated
            for 1999                                   21,115,240    31,807,815
          Net income (loss)                            (4,913,683)   (3,502,340)
          Cash dividends $0 and $.11 per share               (390)     (783,110)
                                                       -------------------------

          Balance at end of period                     16,201,167    27,522,365
                                                       -------------------------


Total stockholders' equity at end of period           $19,364,946   $30,963,118
                                                       =========================

See notes to consolidated financial statements.

                    Fortune Financial, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Basis of Presentation
------------------------------

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at June 30, 2000 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Fortune Financial, Inc. 1999 10-K.

Certain amounts in prior years' financial statements have been reclassified to conform to the 2000 presentation.


Note 2.  Prior Period Adjustment
--------------------------------

Beginning retained earnings for the period ended June 30, 1999 has been reduced by $996,283 from its previously reported amount of $32,804,098 to correct an error in applying the minimum ceding commission rate on one of Fortune Insurance Company's quota share reinsurance agreements during 1996. The impact of this adjustment was reported in the Company's 1999 10-K Report.


Note 3  Credit Agreement
------------------------

The Company has a Credit Agreement with SouthTrust Bank with a remaining principal balance at June 30, 2000 of $4 million. That Credit Agreement contains certain financial covenants which, because of its second quarter results, the Company did not meet. The covenants require the Company to maintain a combined minimum statutory surplus in its insurance subsidiaries of $11 million, maintain minimum consolidated shareholders' equity of $22 million, and not incur cumulative net losses commencing in 2000 in excess of $2 million. At June 30, 2000 the Company reported combined

                    Fortune Financial, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 3  Credit Agreement (continued)
-----------------------------------

statutory surplus of $9.3 million, shareholders' equity of $19.4 million, and a year-to-date net loss of $4.9 million. The Company has notified the Bank of its failure to meet the financial covenants and will work with the Bank to resolve the issues. Under the terms of the Credit Agreement the Bank may give written notice of the failures to meet the financial covenants, demanding cure. Should the Company be unable to comply with the Bank's demand for cure within 30 days of such notice an event of default will occur, at which time the Bank may declare the remaining amounts immediately due and payable, or pursue other rights at law under the terms of the Credit Agreement.


Note 4.  Earnings Per Share
---------------------------

Basic earnings per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings per share presents the dilutive effect of options using the treasury stock method.


                                                     Quarters Ended June 30             Six Months Ended June 30
                                                     ----------------------             -------------------------
                                                      2000           1999                    2000            1999
                                                      ----           ----                    ----            ----
Numerator:
Income (loss) available to common shareholders     ($3,513,306)   ($4,036,735)            ($4,913,683)    ($3,502,340)
                                                   ============   ============            ============    ============

Denominator:
  Basic earnings per share
  Weighted average shares                            7,467,542      7,167,542               7,467,542       7,167,542

Effect of dilution:
  Employee stock options                                     0              0                       0               0
                                                             -              -                       -               -


Diluted earnings per share adjusted weighted
average shares and assumed conversions               7,467,542      7,167,542               7,467,542       7,167,542
                                                    ==========     ==========              ==========       =========

Basic earnings (loss) per share                        ($0.47)        ($0.56)                 ($0.66)         ($0.49)
                                                       =======        =======                 =======         =======

Diluted earnings (loss) per share                      ($0.47)        ($0.56)                 ($0.66)         ($0.49)
                                                       =======        =======                 =======         =======


                    Fortune Financial, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 5.  Business Segments
--------------------------

The Company and its subsidiaries operate exclusively in Florida within principally six business segments: automobile insurance, excess and surplus lines property insurance, fee for service administration, premium finance, corporate and other miscellaneous. The automobile insurance segment sells personal lines automobile insurance through independent insurance agents primarily in south Florida. The excess and surplus lines segment writes specialized property insurance coverage. The Company has not written any new policies during 2000 due to the current high cost of reinsurance. The fee for service segment contracts as a servicing carrier for the Florida Residential Property and Casualty Joint Underwriting Association, the Florida Automobile Joint Underwriting Association and as a subcontractor for Policy Management Systems Corporation performing various underwriting and claims administration services for a fee. This segment is currently in run-off. The premium finance segment finances policies written through the Company's insurance subsidiaries; the operating activities of this segment have been transferred to a third party under a joint venture agreement. The corporate segment includes home office revenues and assets that are not specific to any particular segment. The other category is attributable to a life insurance company and other small inactive companies that do not meet the quantitative thresholds for a separate segment.

Management evaluates performance and allocates assets based on the separate entities owned by the Company. The reportable segments are business units that offer different products or services. The reportable segments are each managed separately. The following schedule presents segment revenues and profit (loss) before taxes for the three and six months ended June 30, 2000 and 1999 and assets by operating segment at June 30, 2000 and December 31, 1999. The reconciling items for revenues and assets include adjusting available for sale securities to market value and the reclassification of reinsurance recoverable balances and the elimination of intercompany holdings.



                                               Fortune Financial, Inc. and Subsidiaries
                                         Notes to Unaudited Consolidated Financial Statements

Note 5.  Business Segments (continued)
-------------------------------------
                                                Quarters Ended June 30                  Six Months Ended June 30
                                                ----------------------                  ------------------------
                                                  2000              1999                    2000              1999
                                                  ----              ----                    ----              ----
Segment revenues:

Automobile insurance                          $6,265,863         $8,325,060            $11,671,551        $17,658,902

Excess and surplus lines insurance               697,393          1,052,865              1,509,924          1,952,355

Fee for service                                   15,036            391,149                 84,333          1,027,384

Corporate                                       (172,781)           347,963                182,406            690,037

Premium finance                                   (4,424)           (54,303)                69,777            137,594

Other                                            154,995             53,916                164,828            108,486
                                           --------------    ---------------     ------------------    ---------------

     Total segment revenues                   $6,956,082        $10,116,650            $13,682,819        $21,574,758

Intercompany eliminations                        224,343           (129,211)                32,601           (273,529)
                                           --------------    ---------------     ------------------    ---------------

     Total consolidated revenues              $7,180,425         $9,987,439            $13,715,420        $21,301,229
                                           ==============    ===============     ==================    ===============

Segment profit before taxes:

Automobile insurance                        ($5,151,015)        ($6,155,241)           ($7,102,406)       ($6,128,471)

Excess and surplus lines insurance                 (203)            341,930                (83,044)           639,724

Fee for service                                (122,234)             43,619               (218,839)           342,322

Corporate                                      (453,533)           (741,536)              (624,462)          (798,783)

Premium finance                                 (47,047)           (145,012)               (18,978)           (42,236)

Other                                           108,640              18,767                 88,793             40,377
                                           --------------    ---------------     ------------------    ---------------

Total consolidated profit(loss) before tax  ($5,665,392)        ($6,637,473)           ($7,958,936)       ($5,947,067)
                                           ==============    ===============     ==================    ===============

                    Fortune Financial, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 5.  Business Segments (continued)
-------------------------------------

                                            June 30,2000       December 31,1999
                                          -----------------  -------------------
Segment assets:

Automobile insurance                           $73,998,345         $52,065,243

Excess and surplus lines insurance              10,526,365          10,316,250

Fee for service                                    451,187           3,863,040

Corporate                                       26,152,276          30,258,990

Premium finance                                    458,252           1,030,189

Other                                            1,765,080           3,468,619
                                            --------------     ---------------

     Total segment assets                     $113,351,505        $101,002,331

GAAP adjustments & reclassifications            21,792,572          38,992,962

Intercompany Eliminations                      (58,533,459)         (49,843,619)
                                            --------------     ---------------

     Total consolidated segment assets         $76,610,618         $90,151,674
                                            ==============     ===============


Note 6.  Regulatory Restrictions
--------------------------------
The Company's Fortune Insurance Company subsidiary ("Fortune") had statutory surplus at June 30, 2000 of $4.8 million. The Company estimates that its surplus level would put it in the Authorized Control Level category under the National Association of Insurance Commissioners' Risk-Based Capital calculation if that annual, calendar year calculation were run as of June 30, 2000. The Company has already prepared and submitted a Risk-Based Capital plan to the Florida Department of Insurance outlining steps it will take to strengthen its surplus, and is working with the Department to finalize that plan.


Note 7.  Subsequent Events
--------------------------

In early July a settlement was reached in a reinsurance dispute with Everest Re over the wording of a reinsurance treaty which had terminated in 1995. Under the terms of the settlement Everest Re paid the Company $1.7 million and was released from any further obligations potentially arising from the expired treaty. As a result the Company reported a loss of $1.9 million in the second quarter of 2000 associated with the settlement.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
       --------------------------------------------------

Forward-Looking Statements
--------------------------

Statements made in this Form 10-Q, including those relating to future cash flow, arbitration proceedings, the adequacy of loss reserves and increasing earned premium are forward-looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may use words such as "believes", "expects", "intends", "may", "will", "should", "anticipates", or the negative forms of those words, and describe strategies, goals and expectations of future results involving risks and uncertainties which may cause actual results to differ materially from those set forth. Among other things, the increase in future cash flow is based upon expectations that current trends in new business volume and claims settlement that the Company is experiencing will continue; the Company's opinion on the settlement of arbitration proceedings is based upon facts as it knows and interprets them; the adequacy of loss reserves is based upon extrapolations of current experience which may or may not be repeated in the future; and estimates of increasing earned premium are based upon the Company's expectation that it will be able to maintain its volume momentum, pricing structure and policy cancellation patterns. In addition to the factors set forth elsewhere in this Form 10-Q, the economic, competitive, governmental, weather-related and other factors identified in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission could affect the forward looking statements contained in this Form 10-Q. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.

Financial Condition
-------------------

During the second quarter of 2000 the Company continued to experience negative cash flow from operations, although at a reduced rate from the first quarter. Investment and cash holdings were reduced by $6.3 million in the second quarter to fund operating needs, down from an $8.6 million reduction in the first quarter. Cash inflow from new policies (net of cancellations) averaged $3.2 million a month during the first half of 2000, but cash outflow to pay claims averaged $4.3 million a month for the same period. In addition, the Company's new reinsurance treaties effective April 1, 2000 are not structured on a funds withheld basis. As a result, cash flow is being negatively impacted in the early months as premiums are remitted to the reinsurers in advance of remittance back to the Company for losses paid. The Company still anticipates generating positive cash flow by the end of 2000.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)
         ------------------------------------------------------------

The Company has historically reinsured a substantial portion of its private passenger automobile insurance business, including approximately 75% of such business in 1998 and 60% of such business in 1999 and the first quarter of 2000. Effective April 1, 2000 the Company reduced the amount of its private passenger automobile insurance business reinsured to 40%. Since early 1999 the Company has been engaged in a dispute with Everest Re over the wording of a reinsurance treaty which had terminated in 1995. In early July, 2000 a settlement was reached under which Everest Re paid the Company $1.7 million, and was released from any further obligations. Accordingly, the Company has written off the remaining $1.9 million Everest Re receivable as of June 30, 2000. Another reinsurer has denied a payment request by the Company for $7.8 million of the Company's receivable balance from the reinsurer. The Company and its legal and reinsurance advisors firmly believe that it is owed the full amount of the receivable and has initiated an arbitration proceeding against the reinsurer. The Company is vigorously pursuing recovery of the amount owed, as well as interest and damages.

Due to continued adverse loss development, the Company found it necessary during the second quarter to further strengthen reserves from prior accident quarters. Adverse loss development has not abated as quickly as the Company had anticipated. However, the benefit of the agency cancellations made by the Company last fall and winter should start to have a significant positive impact over the remainder of this year. The Company is currently analyzing its policy and claims inventories to more accurately assess the remaining effect of its cancelled agent base.

The Company has a Credit Agreement with SouthTrust Bank with a remaining principal balance at June 30, 2000 of $4 million. That Credit Agreement contains certain financial covenants which, because of its second quarter results, the Company did not meet. The Company has notified the Bank of its failure to meet the financial covenants and will work with the Bank to resolve the issues. Under the terms of the Credit Agreement the Bank may give written notice of the failure to meet the financial covenants, demanding cure. Should the Company be unable to comply with the Bank's demand for cure within 30 days of such notice an event of default will occur, at which time the Bank may declare the remaining amounts immediately due and payable, or pursue other rights at law under the terms of the Credit Agreement.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)
         ------------------------------------------------------------

Financial Condition (continued)
------------------------------

The Company's Fortune Insurance Company subsidiary ("Fortune") had statutory surplus at June 30, 2000 of $4.8 million. The Company estimates that its surplus level would put it in the Authorized Control Level category under the National Association of Insurance Commissioners' Risk-Based Capital calculation if that annual, calendar year calculation were run as of June 30, 2000. The Company has already prepared and submitted a Risk-Based Capital plan to the Florida Department of Insurance outlining steps it will take to strengthen its surplus, and is working with the Department to finalize that plan.


Results of Operations
---------------------

The Company recorded net earned premiums of $5.6 million in the second quarter of 2000, down 26% from the second quarter of 1999. Year-to-date net earned premiums of $11.3 million exhibited a similar decline from the first half of 1999. The decline in net earned premium in 2000 reflects in large part the result of the Company's initiative to terminate the unprofitable portion of its independent agency base. Policies are currently being written through only one-third the number of agents in place a year ago, after the Company terminated relationships with the other two-thirds primarily as a result of unacceptable loss ratios incurred on business written by those agents. During the first half of 2000 the Company wrote 55 thousand new private passenger automobile policies compared with 79 thousand during the comparable period of 1999.

The impact on earned premium from the decline in the number of policies written was offset somewhat by a reduction in the amount of business reinsured under quota share agreements; effective April 1, 2000, the Company reduced the percentage of its private passenger auto business ceded from 60% to 40%. The Company's average written premium per private passenger auto policy has also increased over 25% since the end of the second quarter of 1999, further mitigating the impact of the decline in the number of policies written. Most of this increase in rate has occurred as a result of rate increases implemented March 1, 2000 and June 1, 2000, and will positively impact earned premium more substantially over the next three quarters.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)
         ------------------------------------------------------------

Results of Operations (continued)
--------------------------------

Fee income equaled $1.6 million in the first half of 2000, down from $3.3 million for the same period last year. The Company's fee income is generated primarily from policy fees assessed at the time of policy issuance, and therefore varies in direct relation to the number of policies written. During the fall of 1999 the Company stopped servicing new policies for both the Florida Residential and Auto Joint Underwriting Associations as those books of business became too small to profitably service. Income for servicing remaining existing policies totaled only $41 thousand in the second quarter of 2000 and will disappear by the end of the year.

Investment income declined to $444 thousand in the second quarter of 2000, compared to $919 thousand for the comparable period a year earlier. The Company anticipates that cash flow from operations will turn positive later this year, at which time investment assets and income will once again increase.

In the second quarter the Company realized a gain of $125 thousand on the sale of a piece of real estate. This gain partially offset the $400 thousand in losses on the sales of investments the Company incurred during the first quarter as it repositioned investment assets to increase future yields and utilize tax loss carryforwards. For comparison, the Company recorded $57 thousand in net gains on investments during the first half of 1999.

During the first half of 2000 the Company reported miscellaneous income of $158 thousand. The income is primarily from a skybox at Alltel stadium which the Company leased to third parties for NFL playoff games early in 2000, and then subsequently sold.

The Company's loss and loss adjustment expenses for the second quarter and first half of 2000 were down $1.5 million and $5.3 million, respectively, from the same periods a year ago, both declines reflecting the reduced volume of business. In July, 2000 the Company settled a reinsurance dispute with Everest Re, resulting in a write-off of $1.9 million in ceded reinsurance receivables in the second quarter. Without the impact of the Everest Re settlement, loss and loss adjustment expenses for the second quarter and first half of 2000 would have been down $3.4 million and $7.2 million, respectively, from the same periods in 1999.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)
         ------------------------------------------------------------

Results of Operations (continued)
--------------------------------

For the second quarter of 2000 policy acquisition costs were $2.5 million lower than the second quarter of 1999, and for the first half of 2000 were $800 thousand lower than 1999's comparable period. These costs represent the commissions paid by the Company to its agents, offset by ceding commission credits received by the Company from its reinsurers. Under the Company's old reinsurance treaties, which terminated on March 31, 2000, ceding commission credits adjusted over time depending upon changes in loss ratios of the underlying business ceded. Under the new reinsurance treaties ceding commissions are not adjusted based upon loss ratios. As changes in loss ratios under the old treaties stabilize through development, the sizeable quarterly fluctuations reported for these costs will not reoccur.

Salaries and wages of $3.3 million in the first half of 2000 remained relatively flat from the first half of 1999. Reductions in force over the intervening time were offset by general salary and wage increases.

Second quarter general and administrative expenses of $2.5 million were up $300 thousand over the second quarter of 1999, and the first half's $4.4 million exceeded last year's first half by $700 thousand. For the first half of the year legal fees were up $100 thousand, computer consulting fees were up $400 thousand, and computer equipment expense was up $200 thousand, all over the comparable period last year.

Interest expense continued to decline as the Company made further principal payments on its loan with SouthTrust Bank.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

Market risk is the risk of potential loss in fair value of financial instruments arising from adverse fluctuations in interest rates, market rates and prices, foreign currency exchange rates, and other relevant market rate or price changes.

The Company's exposure to market risk in interest rates is concentrated in its investment portfolio and to a lesser extent in its debt obligation. There have been no material changes in the Company's exposure to market risk since March 31, 2000.

                                     Part II

                                OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

At the Company's annual meeting of stockholders held on May 16, 2000 the following members were elected to the Board of Directors:

         Allan J. McCorkle     Thomas J. McCorkle        R. Lee Smith
         Robert Thomas III     John Michael Garrity      Thomas Edwin Perry
         Holly J. McCorkle     Arthur L. Cahoon

Approval was granted to amend the Incentive Plan increasing to 220,000 the limit on the number of shares which may be granted to a new employee for recruitment purposes.

Approval was granted to amend the Articles of Incorporation changing the name of the Company from Mobile America Corporation to Fortune Financial, Inc.

Approval was granted to the Board of Directors to issue a 3-for-1 reverse stock split at such time the Board deems such action most beneficial to the organization and stockholders.




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits:

11.  Unaudited computations of earnings per share.
27.  Financial Data Schedule (electronic filing only)

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



                                      FORTUNE FINANCIAL, INC.
                                            Registrant


August 14, 2000                  By:  /s/ Mark P. Brockelman
---------------                       ------------------------------
       Date                           Mark P. Brockelman
                                      Vice President and Chief Financial Officer