Form 10-Q
period 2000-09-30
MOBILE AMERICA CORP
filed 2000-11-14
CIK 67199

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For quarter ended September 30, 2000                 Commission File No. 0-6764
                  ------------------                                     ------

                            Fortune Financial, Inc.
                           -------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                  59-1218935
--------------------------------               --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


10475-103 Fortune Parkway, Jacksonville, Florida                     32256
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code       (904) 363-6339
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

                                  Yes X . No _.
                                     ---    ---

                     (Applicable only to corporate issuers)

There were 7,467,542 shares of common stock, par value $.025 per share, outstanding as of the close of business on November 10, 2000.

                             Fortune Financial, Inc.

                                      Index

                                                                           Page

Part I.  Financial Information
------------------------------

Item 1.  Financial Statements
           Consolidated Balance Sheets                                        3
           Unaudited Consolidated Statements of Operations                    4
           Unaudited Consolidated Statements of Comprehensive Income          5
           Unaudited Consolidated Statements of Cash Flows                    6
           Unaudited Consolidated Statements of Changes
               in Stockholders' Equity                                        7
           Notes to Financial Statements                                   8-12

Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of Operations           13-17

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          17


Part II.  Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
           (a) List of Exhibits                                              18


Signatures                                                                   19
----------


Exhibits                                                                     20
--------

                    Fortune Financial, Inc. and Subsidiaries
                           Consolidated Balance Sheets
              September 30, 2000 (Unaudited) and December 31, 1999

                      Assets                        2000             1999
--------------------------------------------------------------------------------

Investments:
   Securities available for sale at fair value
       (amortized cost $14,349,480
       and $32,553,832)                          $14,328,119       $32,567,745

   Short-term investments                          1,618,375         9,033,284
                                                -------------------------------
     Total investments                            15,946,494        41,601,029
                                                -------------------------------

Cash                                               2,563,146         1,178,791


Receivables:

   Insurance premiums                                145,962           789,274
   Accrued investment income                         261,599           515,636
   Reinsurance, paid losses and other             16,089,575        12,314,049
   Reinsurance recoverable, unpaid losses          5,779,773        13,706,562
   Other receivables                                 190,688           238,258
   Current income taxes                            1,505,633         1,979,781
                                                -------------------------------

      Total receivables                           23,973,230        29,543,560
                                                -------------------------------

Deferred income tax                               10,617,579         6,724,450

Ceded unearned premium                             8,538,075         8,320,995

Deferred policy acquisition costs                   (215,807)         (598,592)

Property  and equipment                            1,804,685         2,038,187

Equity in pools and associations                     943,131           943,130

Other assets                                         356,480           400,124
                                                -------------------------------

                                                 $64,527,013       $90,151,674
                                                ===============================

                                                                     (continued)

           Liabilities and Stockholders' Equity           2000             1999
--------------------------------------------------------------------------------

    Insurance loss reserves, including
       life insurance policy benefits of $10,032
       and $18,477                                    $14,839,403   $26,024,918
     Unearned premium                                  20,366,233    18,376,039
     Unearned service fees                                  1,816        93,305
     Contractholders funds                              1,411,466     1,550,109
     Reinsurance funds withheld and
         balances payable                               2,475,259     7,129,761
     Claim payments outstanding                         2,623,301     3,039,004
     Accrued expenses and other liabilities             1,462,001     2,307,233
     Notes payable                                      3,294,835     7,200,000
                                                     ---------------------------

             Total liabilities                         46,474,314    65,720,369
                                                     ---------------------------

     Stockholders' equity:
     Common stock, $.025 par value per share
        Authorized - 18,000,000 shares
        Issued - 7,944,414 shares                         198,610       198,610


     Preferred stock, $.10 par value per share
        Authorized - 500,000 shares

        Issued and outstanding - none                           0             0

     Capital in excess of par value                     5,185,092     5,185,092

Accumulated other comprehensive income (loss):
Net unrealized appreciation (depreciation)
     on securities available for sale net of
     deferred income taxes of $0 and $4,730               (21,361)        9,182

     Treasury stock at cost, 476,872 shares            (1,233,069)   (1,233,069)

     Shareholders' notes, 300,000 shares                 (843,750)     (843,750)


     Retained earnings                                 14,767,177    21,115,240
                                                     ---------------------------

               Total stockholders' equity              18,052,699    24,431,305
                                                     ---------------------------

                                                      $64,527,013   $90,151,674
                                                     ===========================

See notes to consolidated financial statements


                    Fortune Financial, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations
             Quarters Ended September 30, 2000 and 1999, Nine Months
                       Ended September 30, 2000 and 1999

                                                    Quarters Ended September 30            Nine Months Ended September 30
                                                       2000            1999                     2000            1999
                                                  --------------------------------         --------------------------------
Revenues:
   Insurance premiums earned net of
      premiums ceded of $4,857,567, $8,096,408,
      $14,964,836 and $28,789,575                      $5,340,628      $7,035,914              $16,638,227     $23,033,849
   Service fees earned                                    572,366         729,638                2,223,026       4,040,039
   Investment income                                      333,678         820,034                1,250,248       2,740,692
   Other                                                    8,428           8,669                  126,848          23,598
   Net realized gains (losses) on investments              34,084          90,227                 (233,745)        147,533
                                                  --------------------------------         --------------------------------

         Total revenues                                 6,289,184       8,684,482               20,004,604      29,985,711
                                                  --------------------------------         --------------------------------


Expenses:
   Losses and loss adjustment expenses,  net of
      reinsurance recoveries of $2,012,840,
      $8,184,229, $10,942,880 and $29,663,651           4,706,202       5,853,756               15,911,658      22,360,102
   Policy acquisition costs                               327,443       2,131,792                2,885,391       5,518,173
   Salaries and wages                                   1,560,546       1,667,747                4,839,511       5,018,313
   General and administrative expenses                  1,888,913       2,667,650                6,263,522       6,330,270
   Interest expense                                        83,607         157,214                  340,985         499,597
                                                  --------------------------------         --------------------------------

         Total expenses                                 8,566,711      12,478,159               30,241,067      39,726,455
                                                  --------------------------------         --------------------------------


Loss before provision for income taxes                 (2,277,527)     (3,793,677)             (10,236,463)     (9,740,744)
                                                  --------------------------------         --------------------------------

Provision and (benefit) for income taxes:
   Current                                                      0      (1,528,944)                       0      (3,460,855)
   Deferred                                              (843,147)         32,249               (3,888,400)       (480,567)
                                                  --------------------------------         --------------------------------

         Total provision (benefit) for income
            taxes                                        (843,147)     (1,496,695)              (3,888,400)     (3,941,422)
                                                  --------------------------------         --------------------------------


Net loss                                              ($1,434,380)    ($2,296,982)             ($6,348,063)    ($5,799,322)
                                                  ================================         ================================

Basic and diluted loss per share:
Net loss                                                   ($0.19)         ($0.32)                  ($0.85)         ($0.81)
                                                  ================================         ================================


Dividends per share                                         $0.00           $0.00                    $0.00           $0.11
                                                  ================================         ================================


         See notes to consolidated financial statements.



                    Fortune Financial, Inc. and Subsidiaries
                  Unaudited Statements of Comprehensive Income
           Quarters Ended September 30, 2000 and 1999 and Nine Months
                       Ended September 30, 2000 and 1999

                                                 Quarters Ended September 30        Nine Months Ended September 30
                                                 ---------------------------        ------------------------------
                                                     2000            1999              2000               1999
                                                     ----            ----              ----               ----


Net loss                                          ($1,434,380)    ($2,296,982)       ($6,348,063)        ($5,799,322)
                                                  ------------    ------------       ------------        ------------

Other comprehensive income (loss):

Unrealized gains (loss) on securities:
        Unrealized holding gains (losses)
        arising during period net of taxes $54,336,
        $(70,173), $(132,552) and $(222,134)           84,114        (140,973)          (278,669)           (435,954)
Reclassification adjustment for
        (gains) losses included in net
        income (loss) net of tax
        $54,336, ($1,210), ($127,822) and $8,883      (37,628)         (2,349)          (248,125)             17,244
                                                      --------         -------          ---------             ------

Other comprehensive income (loss)                     121,742        (138,624)           (30,544)           (453,198)
                                                      --------       ---------           --------           ---------

Comprehensive loss                                ($1,312,638)    ($2,435,606)       ($6,378,607)        ($6,252,520)
                                                  ============    ============       ============        ============


See notes to consolidated financial statements.



                    Fortune Financial, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2000 and 1999

                                                                           2000             1999
                                                                     ----------------------------------
              Cash flows from operating activities:
                 Net loss                                                 ($6,348,063)     ($5,799,322)
                 Adjustments to reconcile net loss to
                  Net cash used in operating activities:
                   Provision for depreciation                                 395,516          432,953
                   Loss (gain) on sale of investments                         233,745         (147,533)
                   Change in assets and liabilities:
                     Insurance premiums receivable                            643,312        1,741,235
                     Accrued investment income and other receivables          301,607          755,440
                     Deferred policy acquisition costs                       (382,785)      (1,833,619)
                     Prepaid expenses and other assets                         43,644           59,644
                     Insurance loss reserves                              (11,185,515)       1,029,862
                     Unearned premium                                       1,990,194       (4,183,910)
                     Contractholder funds                                    (138,643)     (10,274,466)
                     Reinsurance funds held and balances payable           (4,654,502)      (7,473,823)
                     Claim payments outstanding                              (415,703)       1,008,064
                     Accrued expenses                                        (845,232)       1,535,358
                     Current income taxes                                     474,148       (2,765,270)
                     Deferred income taxes                                 (3,893,129)        (480,567)
                     Ceded unearned premium                                  (217,080)       6,049,422
                     Reinsurance receivable                                 4,151,263       (1,272,462)
                     Unearned service fees                                    (91,489)        (300,169)
                                                                     ----------------------------------
                          Net cash used in operating activities           (19,938,712)     (21,919,163)
                                                                     ----------------------------------

              Cash flows from investing activities:
                 Net change in short term investments                       7,414,909        9,305,026
                 Purchase of investments                                  (13,496,387)      (6,870,827)
                 Proceeds from sale and maturity of investments            31,471,724       22,447,408
                 Purchase of property and equipment                          (162,014)        (390,339)
                                                                     ----------------------------------
                          Net cash provided by investing activities        25,228,232       24,491,268
                                                                     ----------------------------------

              Cash flows from financing activities:
                 Principal payment, note payable                           (4,000,000)      (1,800,000)
                 Principal, note payable, net                                  94,835                0
                 Dividends paid to stockholders                                     0         (807,140)
                                                                     ----------------------------------
                          Net cash used in financing activities            (3,905,165)      (2,607,140)
                                                                     ----------------------------------

              Net change in cash                                            1,384,355          (35,035)

              Cash, beginning of period                                     1,178,791        1,082,422
                                                                     ----------------------------------

              Cash, end of period                                          $2,563,146       $1,047,387
                                                                     ==================================
              See notes to consolidated financial statements.

                    Fortune Financial, Inc. and Subsidiaries
      Unaudited Consolidated Statements of Changes in Stockholders' Equity
                  Nine Months Ended September 30, 2000 and 1999

                                                      2000              1999
                                                 ------------------------------
Common stock:
              No change during period                $198,610         $191,110
                                                 ------------------------------

Preferred stock:
              No change during period                       0                0
                                                 ------------------------------

Capital in excess of par value:
              No change during period               5,185,092        4,348,842
                                                 ------------------------------

Accumulated other comprehensive loss:
Net unrealized gain (loss) on securities
 available for sale:
             Balance at beginning of period             9,182          448,444
             Increase (decrease)                      (35,273)        (684,215)
             Deferred taxes                             4,730          231,017
                                                 ------------------------------

             Balance at end of period                 (21,361)          (4,754)
                                                 ------------------------------

Treasury stock:
              No change during period              (1,233,069)      (1,233,069)
                                                 ------------------------------

Shareholders' notes:
              No change during period                (843,750)               0
                                                 ------------------------------

Retained earnings:
             Balance at beginning of period,
                 restated for 1999                 21,115,240       31,807,815
             Net loss                              (6,348,063)      (5,799,322)
             Cash dividends $.0 and $.11
                 per share                                  0         (807,140)
                                                 ------------------------------

             Balance at end of period              14,767,177       25,201,353
                                                 ------------------------------


Total stockholders' equity at end of period       $18,052,699      $28,503,482
                                                 ==============================

See notes to consolidated financial statements.

                    Fortune Financial, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 1.  Basis of Presentation
------------------------------

In the opinion of management, the accompanying balance sheets and related interim statements of operations, comprehensive income and cash flows include all adjustments (which include reclassifications and normal recurring adjustments) necessary to present fairly the financial position and results of operations and cash flows at September 30, 2000 and for all periods presented. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Fortune Financial, Inc. 1999 10-K.

Certain amounts in prior years' financial statements have been reclassified to conform to the 2000 presentation.


Note 2.  Prior Period Adjustment
--------------------------------

Beginning retained earnings for the period ended September 30, 1999 has been reduced by $996,283 from its previously reported amount of $32,804,098 to correct an error in applying the minimum ceding commission rate on one of Fortune Insurance Company's quota share reinsurance agreements during 1996. The impact of this adjustment was reported in the Company's 1999 10-K Report.


Note 3  Credit Agreement
------------------------

The Company has a Credit Agreement with SouthTrust Bank with a remaining principal balance at September 30, 2000 of $3.2 million. The Company resolved its issues with SouthTrust Bank through September 30, 2000 over certain financial covenants, with the Company agreeing to pay down the principal balance by $200,000 per month instead of by $600,000 per quarter. The balance of the loan as of November 10, 2000 is $2.8 million.

                    Fortune Financial, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 4.  Earnings (Loss) Per Share
----------------------------------

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share presents the dilutive effect of options using the treasury stock method.


                                               Quarters Ended September 30                Nine Months Ended September 30
                                               ---------------------------                ------------------------------
                                                2000                 1999                   2000                 1999
                                                ----                 ----                   ----                 ----
Numerator:
Loss available to common
    shareholders                              ($1,434,380)         ($2,296,982)           ($6,348,063)         ($5,799,322)
                                              ============         ============           ============         ============

Denominator:
  Basic per share
  weighted average shares                       7,467,542            7,167,542              7,467,542            7,167,542

Effect of dilution:
  Employee stock options                                0                    0                      0                    0
                                                        -                    -                      -                    -


Diluted per share adjusted weighted
average shares and assumed conversions          7,467,542            7,167,542              7,467,542            7,167,542
                                                ==========          ===========            ===========           ==========

Basic loss per share                               ($0.19)              ($0.32)                ($0.85)              ($0.81)
                                                   =======              =======                =======              =======

Diluted loss per share                             ($0.19)              ($0.32)                ($0.85)              ($0.81)
                                                   =======              =======                =======              =======


                    Fortune Financial, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 5.  Business Segments
--------------------------

The Company and its subsidiaries operate exclusively in Florida within principally six business segments: automobile insurance, excess and surplus lines property insurance, fee for service administration, premium finance, corporate and other miscellaneous. The automobile insurance segment sells personal lines automobile insurance through independent insurance agents primarily in south Florida. The excess and surplus lines segment writes specialized property insurance coverage. The Company has not written any new excess and surplus line policies during 2000 due to the current high cost of reinsurance. The fee for service segment contracts as a servicing carrier for the Florida Residential Property and Casualty Joint Underwriting Association, the Florida Automobile Joint Underwriting Association and as a subcontractor for Policy Management Systems Corporation performing various underwriting and claims administration services for a fee. This segment is currently in run-off. The premium finance segment finances policies written through the Company's insurance subsidiaries; the operating activities of this segment have been transferred to a third party under a joint venture agreement. The corporate segment includes home office revenues and assets that are not specific to any particular segment. The other category is attributable to a life insurance company and other small inactive companies that do not meet the quantitative thresholds for a separate segment.

Management evaluates performance and allocates assets based on the separate entities owned by the Company. The reportable segments are business units that offer different products or services. The reportable segments are each managed separately. The following schedule presents segment revenues and profit (loss) before taxes for the three and nine months ended September 30, 2000 and 1999 and assets by operating segment at September 30, 2000 and December 31, 1999. The reconciling items for assets include adjusting available for sale securities to market value and the reclassification of reinsurance recoverable balances and the elimination of intercompany holdings.



                    Fortune Financial, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements


Note 5.  Business Segments (continued)
-------------------------------------

                                              Quarters Ended September 30         Nine Months Ended September 30
                                              ---------------------------         ------------------------------
                                               2000               1999                 2000              1999
                                               ----               ----                 ----              ----
Segment revenues:

Automobile insurance                          $5,759,088           $7,416,065          $17,430,639     $25,074,967

Excess and surplus lines insurance               492,136            1,641,896            2,002,060       3,594,251

Fee for service                                   17,910              384,631              102,243       1,412,015

Corporate                                        (11,934)             151,629              170,472         496,989

Premium finance                                   (1,758)            (971,600)              68,019        (834,006)

Other                                             35,611               61,630              200,439         170,116
                                           --------------  -------------------  -------------------  --------------

     Total segment revenues                   $6,291,053           $8,684,251          $19,973,872     $29,914,332

Intercompany eliminations                         (1,869)                 231               30,732          71,379
                                           --------------  -------------------  -------------------  --------------

     Total consolidated revenues              $6,289,184           $8,684,482          $20,004,604     $29,985,711
                                           ==============  ===================  ===================  ==============

Segment profit (loss) before taxes:

Automobile insurance                         ($2,875,645)         ($2,863,380)         ($9,978,051)    ($8,991,851)

Excess and surplus lines insurance               388,818              327,937              305,774         967,661

Fee for service                                  (25,030)             (45,589)            (243,869)        296,733

Corporate                                        177,822             (188,742)            (446,640)       (987,525)

Premium finance                                  (16,789)          (1,051,545)             (35,767)     (1,093,781)

Other                                             73,297               27,642              162,090          68,019
                                           --------------  -------------------  -------------------  --------------
     Total consolidated profit(loss)
        before tax                           ($2,277,527)         ($3,793,677)        ($10,236,463)    ($9,740,744)
                                           ==============  ===================  ===================  ==============

                    Fortune Financial, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements

Note 5.  Business Segments (continued)
-------------------------------------

                                          September 30,2000    December 31,1999
                                          --------------------------------------
Segment assets:

Automobile insurance                            $58,847,593         $52,065,243

Excess and surplus lines insurance                7,466,067          10,316,250

Fee for service                                     105,063           3,863,040

Corporate                                        21,507,869          30,258,990

Premium finance                                     295,333           1,030,189

Other                                             1,776,850           3,468,619
                                          ------------------  ------------------

     Total segment assets                       $89,998,775        $101,002,331

GAAP adjustments & reclassifications             19,775,746          38,992,962

Intercompany eliminations                       (45,247,508)        (49,843,619)
                                          ------------------  ------------------

     Total consolidated segment assets          $64,527,013         $90,151,674
                                          ==================  ==================

Note 6.  Regulatory Restrictions
--------------------------------

The Company's Fortune Insurance Company subsidiary ("Fortune") had statutory surplus at September 30, 2000 of $0.7 million. Under Florida statutes, Fortune must maintain minimum surplus in 2000 of $2.5 million. The Company anticipates contributing funds in the form of a surplus note sufficient to bring Fortune's surplus above the minimum prior to filing Fortune's third quarter statement with the Department of Insurance. In addition, the Company continues to work on a capital plan to significantly increase Fortune's surplus prior to year-end. The components of that plan include the potential sale of its Fortune Life Insurance Company and Pegasus Insurance Company subsidiaries, as well as a potential additional equity investment by one or more strategic investment partners. The Company expects to successfully conclude its capital plan prior to year-end.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations
         ------------------------------------------------

Forward-Looking Statements
--------------------------

Statements made in this Form 10-Q, including those relating to future cash flow, management of the Company's investment portfolio, arbitration proceedings, the adequacy of loss reserves, increasing earned premium and the Company's capital plan are forward-looking within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements may use words such as "believes", "expects", "intends", "may", "will", "should", "anticipates", or the negative forms of those words, and describe strategies, goals and expectations of future results involving risks and uncertainties which may cause actual results to differ materially from those set forth. Among other things, an increase in future cash flow is based upon expectations that current trends in new business volume / pricing and claims settlement that the Company is experiencing will continue; the Company's opinion on the settlement of arbitration proceedings is based upon facts as it knows and interprets them; the adequacy of loss reserves is based upon extrapolations of current experience which may or may not be repeated in the future; estimates of increasing earned premium are based upon the Company's expectation that it will be able to maintain its volume momentum, pricing structure and policy cancellation patterns; and estimates of increased capital through the implementation of the capital plan are based upon the Company's assessment of the level of investor interest in the Company. In addition to the factors set forth elsewhere in this Form 10-Q, the economic, competitive, governmental, weather-related and other factors identified in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission could affect the forward looking statements contained in this Form 10-Q. The Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise.


Financial Condition
-------------------

Cash flow from operations continued to be negative during the third quarter. During the quarter the Company paid $3.7 million to reinsurers under the terms of its reinsurance treaties. The Company's new treaties effective April 1, 2000 are not structured on a funds withheld basis. As a result, cash flow in the third quarter remained negatively impacted as premiums were remitted to reinsurers in advance of remittance back to the Company for losses paid. While the Company will continue to remit ceded premiums in advance of receiving reimbursements for ceded losses, the heaviest net cash drain on the Company is subsiding as reimbursements for ceded losses begin to be received. Similar to the first six months of the year, the third quarter's cash inflow from new

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)
         ------------------------------------------------------------

policies (net of cancellations) continued to average $3.2 million per month and cash outflow to pay claims continued to average $4.3 million per month. Claims payment outflows are outpacing new policy inflows as the inventory of claims continues to shrink. Claims inventory is down 6% from the end of the second quarter to the end of the third quarter, and is down 27% since the end of 1999.

The Company's investment portfolio consists almost entirely of high-grade bonds. During the third quarter the Company outsourced the management of its investment portfolio to a company that specializes in managing investment portfolios for insurance companies. The Company believes that the quality and consistency of the management of its portfolio, as well as the investment returns achieved, will be enhanced by this outsourcing.

The Company has historically reinsured a substantial portion of its private passenger automobile insurance business, including approximately 75% of such business in 1998 and 60% of such business in 1999 and the first quarter of 2000. Effective April 1,2000 the Company reduced the amount of its private passenger automobile insurance business reinsured to 40%. The Company is currently involved in an arbitration proceeding with a reinsurer who reinsured the Company's private passenger automobile business under quota share treaties from 1985 to 1998. The Company has a receivable from the reinsurer in the amount of $8.8 million, and, along with its legal and reinsurance advisors, firmly believes that it is owed the full amount of the receivable. The Company is vigorously pursuing recovery of the amount owed, as well as interest and damages. The organizational meeting for the arbitration took place in September, and the arbitration panel has set a hearing date of May 2001.

Private passenger automobile reserve strengthening in the third quarter related to prior accident quarters amounted to less than $0.4 million. This was down significantly from the first two quarters of the year, which included prior quarters' reserve strengthening of over $3.7 million. The Company believes that adverse loss development has now begun to abate, as policies written by agents the Company canceled over the past year begin to expire.

The Company has a Credit Agreement with SouthTrust Bank with a remaining principal balance at September 30, 2000 of $3.2 million. The Company resolved its issues with SouthTrust Bank through September 30, 2000 over certain financial covenants, with the Company agreeing to pay down the principal balance by $200,000 per month instead of by $600,000 per quarter. The balance of the loan as of November 10, 2000 is $2.8 million.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)
         ------------------------------------------------------------

The Company's Fortune Insurance Company subsidiary ("Fortune") had statutory surplus at September 30, 2000 of $0.7 million. Under Florida statutes, Fortune must maintain minimum surplus in 2000 of $2.5 million. The Company anticipates contributing funds in the form of a surplus note sufficient to bring Fortune's surplus above the minimum prior to filing Fortune's third quarter statement with the Department of Insurance. In addition, the Company continues to work on a capital plan to significantly increase Fortune's surplus prior to year-end. The components of that plan include the potential sale of its Fortune Life Insurance Company and Pegasus Insurance Company subsidiaries, as well as a potential additional equity investment by one or more strategic investment partners. The Company expects to successfully conclude its capital plan prior to year-end.


Results of Operations
---------------------

The Company recorded net earned premiums of $5.3 million in the third quarter of 2000, down 24% from the third quarter of 1999. Year-to-date net earned premiums of $16.6 million exhibited a similar decline from the first nine months of 1999. The decline in net earned premium in 2000 reflects in large part the result of the Company's initiative to terminate the unprofitable portion of its independent agency base. Policies are currently being written through approximately 500 independent agents, less than one-third the number of agents in place a year ago. The Company terminated relationships with the other two-thirds primarily as a result of unacceptable loss ratios incurred on business written by those agents. During the first nine months of 2000 the Company wrote approximately 74,000 new private passenger automobile policies compared with approximately 139,000 during the comparable period of 1999.

The impact on earned premium from the decline in the number of policies written was offset somewhat by a reduction in the amount of business reinsured under quota share agreements; effective April 1, 2000, the Company reduced the percentage of its private passenger auto business ceded from 60% to 40%. Between September 1999 and September 2000, the Company's average written premium per new business private passenger auto policy increased by 50%, further mitigating the impact of the decline in the number of policies written. Most of this increase in rate has occurred as a result of rate increases implemented March 1, 2000 and June 1, 2000, and will positively impact earned premium more substantially over the next several quarters. The Company has implemented another rate increase effective November 1, 2000, which, given the Company's current mix of coverages, raises average rates on new business private passenger automobile policies by almost 19%.

Fee income equaled $2.2 million in the first nine months of 2000, down $1.8 million from the same period last year. The Company's fee income is generated primarily from policy fees assessed at the time of policy issuance, and therefore varies in direct

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)
         ------------------------------------------------------------

relation to the number of policies written. During the fall of 1999 the Company stopped servicing new policies for both the Florida Residential and Auto Joint Underwriting Associations as those books of business became too small to profitably service. Income for servicing remaining existing policies totaled only $15,000 in the third quarter of 2000 and will cease by the end of the year.

Investment income declined to $333,000 in the third quarter of 2000, compared to $820,000 for the comparable period a year earlier. The Company recorded $34,000 in net gains on investments during the third quarter of 2000.

The Company's loss and loss adjustment expenses for the third quarter and first nine months of 2000 were down $1.1 million and $6.4 million, respectively, from the same periods a year ago, both declines reflecting the reduced volume of business. In July 2000 the Company settled a reinsurance dispute with Everest Re, resulting in a write-off of $1.9 million in ceded reinsurance receivables in the second quarter. Without the impact of the Everest Re settlement, loss and loss adjustment expenses for the nine months ended September 30, 2000 would have been down $8.3 million from the same period in 1999.

For the third quarter of 2000 policy acquisition costs were $1.8 million lower than the third quarter of 1999, and for the first nine months of 2000 were $2.6 million lower than 1999's comparable period. The decrease was a result of the decreased volume of business, as well as the changes made to ceding commissions in the new reinsurance treaties. Policy acquisition costs represent the commissions paid by the Company to its agents, offset by ceding commission credits received by the Company from its reinsurers. Under the Company's old reinsurance treaties, which terminated on March 31, 2000, ceding commission credits adjusted over time depending upon changes in loss ratios of the underlying business ceded. Under the new reinsurance treaties ceding commissions are not adjusted based upon loss ratios. As changes in loss ratios under the old treaties stabilize through development, the sizeable quarterly fluctuations reported for these costs will not reoccur.

Salaries and wages of $4.8 million in the first nine months of 2000 were $179,000 lower than during the same period in 1999, and were $107,000 lower in the third quarter of 2000 compared to the third quarter of 1999. Voluntary and involuntary staff reductions over the course of the last 12 months have reduced expenses, offset by general salary and wage increases for remaining employees.

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations (continued)
         ------------------------------------------------------------

Third quarter 2000 general and administrative expenses of $1.9 million were down $779,000 from the third quarter of 1999, primarily due to a $500,000 write-off of premium receivable balances reported during the third quarter of 1999. For the first nine months of 2000, general and administrative expenses totaled $6.3 million, approximately equal to last year's first nine months.

Interest expense continued to decline as the Company made further principal payments on its loan with SouthTrust Bank.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk
         ----------------------------------------------------------

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

                                     Part II

                                Other Information
                                -----------------


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



                                               Fortune Financial, Inc.
                                               Registrant


November 14, 2000                              By  /s/ Mark P. Brockelman
-----------------                                  ----------------------------
       Date                                            Mark P. Brockelman
                                                   Vice President and Chief
                                                       Financial Officer